Form 10-Q
period 2010-03-31
ETFS Gold Trust
filed 2010-05-17
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

3,400,000 shares outstanding as of May 14, 2010.

ETFS GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ETFS GOLD TRUST

Condensed Statement of Condition (unaudited)

March 31, 2010

	March 31, 2010	December 31, 2009 (1)

ASSETS
Investment in gold (2)	$349,511,350	$327,645,920

Total Assets	$349,511,350	$327,645,920

LIABILITIES
Accounts payable to Sponsor	$119,558	$—

Total Liabilities	$119,558	$—

Redeemable Shares:
Shares at redemption value to investors (3)	361,746,974	336,294,290

Shareholders’ Deficit	$(12,355,182)	$(8,648,370)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$349,511,350	$327,645,920

(1)	Derived from audited statement of condition as of December 31, 2009.
(2)	The market value of investment in gold at March 31, 2010 is $361,866,532 and at December 31, 2009, is $336,294,290.
(3)	Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at March 31, 2010 are 3,250,000 and at December 31, 2009, 3,050,000.

See Notes to the Unaudited Condensed Financial Statements.

ETFS GOLD TRUST

Condensed Statement of Operations (unaudited)

For the three months ended March 31, 2010

Three Months Ended March 31, 2010

REVENUES

Value of gold transferred to pay expenses	$203,868
Cost of gold transferred to pay expenses	(198,158)

Gain on gold transferred to pay expenses	5,710

Gain on gold distributed for the redemption of shares	—

Total Gain on gold	$5,710

EXPENSES

Sponsor fees	323,426

Total Expenses	323,426

Net Loss from Operations	$(317,716)

Net Loss per share	$(0.10)

Weighted average number of shares	3,171,667

See Notes to the Unaudited Condensed Financial Statements.

ETFS GOLD TRUST

Condensed Statement of Cash Flows (unaudited)

For the three months ended March 31, 2010

Three Months Ended March 31, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of gold	$—

Cash expenses paid	—

Increase in cash resulting from operations	—

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of gold received for creation of shares	$22,063,588

Value of gold distributed for redemption of shares - at average cost	$—

Three Months Ended March 31, 2010

RECONCILIATION OF NET GAIN/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net Loss from Operations	$(317,716)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in gold assets	(21,865,430)
Increase in accounts payable to sponsor	119,558
Increase/(Decrease) in redeemable shares:
Creations	22,063,588
Redemptions	—

Net cash provided by operating activities	$—

Supplemental Disclosure of Non-Cash Item:
Value of gold transferred to pay expenses	$203,868

See Notes to the Unaudited Condensed Financial Statements.

ETFS GOLD TRUST

Condensed Statement of Changes in Shareholders’ Deficit (unaudited)

For the three months ended March 31, 2010

Three Months Ended March 31, 2010

Shareholders’ Deficit - Opening balance	$(8,648,370)
Net Loss for the period	(317,716)
Adjustment of Redeemable Shares to redemption value	(3,389,096)

Shareholders’ Deficit – Closing balance	$(12,355,182)

See Notes to the Unaudited Condensed Financial Statements.

ETFS GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

1.	Organization

The ETFS Gold Trust (the “Trust”) is an investment trust formed on September 1, 2009, under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds gold bullion and issues shares (“Shares”)[1] (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands’ based company. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the gold market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 2010 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

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

Gold is held by JP Morgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Zurich, Switzerland vaulting premises of UBS A.G. (the “Zurich Sub-Custodian”) and is valued, for financial statement purposes, at the lower of cost or market. The cost of gold is determined according to the average cost method and the market value is based on the London PM Fix[2] used to determine the net asset value (“NAV”) of the Trust. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis using average cost.

[1] Shares meaning units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust.

[2] The price for an ounce of gold is set using the afternoon session of the twice daily fix of the price of gold by five market making members of the London Bullion Market Association at approximately 3:00 PM London Time, on each working day.

ETFS GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant Accounting Policies (continued)

2.1.	Valuation of Gold (continued)

Once the value of gold has been determined, the NAV is computed by the Trustee by deducting all accrued fees, expenses and other liabilities of the Trust, including the Sponsor’s Fee, from the fair value of the gold and all other assets held by the Trust.

The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Investment in gold-average cost	$349,511,350	$327,645,920
Unrealized Gain on investment in gold	12,355,182	8,648,370

Investment in gold-market value	$361,866,532	$336,294,290

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

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the three months ended March 31, 2010 and for the period from September 1, 2009 (the “Date of Inception”) through December 31, 2009 are as follows:

	Three Months Ended March 31, 2010	For the period September 1, 2009* through December 31, 2009

Number of Redeemable Shares:
Opening Balance	3,050,000	—
Creations	200,000	3,300,000
Redemptions	—	(250,000)

Closing Balance	3,250,000	3,050,000

	Three Months Ended March 31, 2010	For the period September 1, 2009* through December 31, 2009

Redeemable Shares:
Opening Balance	$336,294,290	$—
Creations	22,063,588	354,760,532
Redemptions	—	(28,387,880)
Adjustment to redemption value	3,389,096	9,921,638

Closing Balance	$361,746,974	$336,294,290

Redemption Value per Share at Period End	$111.31	$110.26

          *  Date of Inception.

2.3.	Revenue Recognition Policy

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

Unless otherwise directed by the Sponsor, when selling gold the Trustee will endeavor to sell at the price established by the London PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next London PM Fix, or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

2.4.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes (formerly FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes). The Sponsor has evaluated the application of ASC 740 to the Trust, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Trust has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

2.5.	Investment in Gold
The following represents the changes in ounces of gold and the respective values for the three months ended March 31, 2010 and for the period from the Date of Inception through December 31, 2009:

	Three Months Ended March 31, 2010	For the period September 1, 2009* through December 31, 2009

Ounces of Gold:
Opening Balance	304,614.4	—
Creations	19,968.2	329,852.1
Redemptions	—	(24,973.5)
Transfers of gold	(184.1)	(264.2)

Closing Balance	324,398.5	304,614.4

Investment in Gold (lower of cost or market):
Opening Balance	$327,645,920	$—
Creations	22,063,588	354,780,028
Redemptions	—	(26,861,735)
Transfers of gold	(198,158)	(272,373)

Closing Balance	$349,511,350	$327,645,920

* Date of Inception.

ETFS GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant Accounting Policies (continued)

2.6.	Expenses

The Trust will transfer gold to the Sponsor to pay the Sponsor’s Fee that will accrue daily at an annualized rate equal to 0.39% of the adjusted net asset value (“ANAV”) of the Trust, paid monthly in arrears.

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

At March 31, 2010 and December 31, 2009, the fees payable to the Sponsor were $119,558 and $0, respectively.

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

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date.

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

Introduction

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

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “SGOL”.

Valuation of Gold and Computation of NAV

As of the London PM Fix on each day that the NYSE Arca is open for regular trading or as soon as practicable after 4:00 p.m. New York time on such day (the “Evaluation Time”), the Trustee values the gold held by the Trust and determines both the ANAV and the NAV of the Trust.

At the Evaluation Time, the Trustee values the Trust’s gold on the basis of that day’s London PM Fix, or, if no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London gold fix (AM or PM) determined prior to the Evaluation Time is used, unless the Sponsor determines that such price is inappropriate as a basis for valuation. In the case this determination is made, the Sponsor will identify an alternative basis for such evaluation to be used by the Trustee.

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

The Quarter Ended March 31, 2010

During the period the market value of the Trust’s asset grew from $341,625,042 on January 4, 2010 (note January 1 – 3 were not business days; the market value of the Trust’s assets was $336,294,290 as at December 31, 2010) to $361,866,532 at March 31, representing a 5.93% increase. The number of Shares outstanding also increased from 3,050,000 at January 1, 2010 to 3,250,000 at quarter end, with four Baskets representing 200,000 Shares created.

The redemption value per Share increased from $110.26 on January 4, 2010 to $111.31 on March 31, 2010. The NAV per share increased slightly less than the price per ounce of gold ($1,121.50 on January 1, 2010 to 1,115.50 on March 31, 2010) due to Sponsor’s Fee, which was $323,426 for the quarter. Other than the Sponsor’s Fee, the Trust had no other expenses during the period.

The redemption value per Share of $115.15 on January 11, 2010, was the highest during the period, compared with a low of $105.63 on February 2, 2010. The number of Baskets created during the period was 4 (representing 200,000 Shares). No Baskets were redeemed during the period.

Net loss for the quarter was $317,716, resulting principally from the Sponsor’s Fee. Other than the Sponsor’s Fes the Trust had no other expenses during the period.

Liquidity

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2010 the Trust did not have any cash balances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). From the Date of Inception through March 31, 2010, 70 Baskets have been created and 5 Baskets redeemed as follows:

Period	Total Baskets Created	Total Baskets Redeemed	Total Authorized Shares

09/01/09-09/30/09	20	0	1,000,000
10/01/09-10/31/09	18	0	900,000
11/01/09-11/30/09	12	0	600,000
12/01/09-12/31/09	16	5	550,000
01/01/10-01/31/10	1	0	50,000
02/01/10-02/28/10	2	0	100,000
03/01/10-03/31/10	1	0	50,000

Item 3. Defaults Upon Senior Securities

          None.

Item 4. (Removed and Reserved)

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust
(Registrant)

Date: May 17, 2010	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	/s/ Thomas Quigley

Thomas Quigley
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