Form 10-Q
period 2010-06-30
ETFS Gold Trust
filed 2010-08-13
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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
Yes ☐    No ☒

5,050,000 shares outstanding as of August 11, 2010.

ETFS GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2010

i

ETFS GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Statements of Condition (unaudited)
At June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009 (1)

ASSETS
Investment in gold (2)	$523,983,080	$327,645,920
Gold receivable	24,801,813

Total Assets	$548,784,893	$327,645,920

LIABILITIES
Accounts payable to Sponsor	$176,289	$—

Total Liabilities	$176,289	$—

Redeemable Shares:
Shares at redemption value to investors (3)	607,639,209	336,294,290

Shareholders’ Deficit	$(59,030,605)	$(8,648,370)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$548,784,893	$327,645,920

(1)	Derived from audited statement of condition as of December 31, 2009.
(2)	The market value of investment in gold at June 30, 2010 was $583,013,685 and at December 31, 2009, was $336,294,290.
(3)	Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at June 30, 2010 were 4,900,000 and at December 31, 2009 were 3,050,000.

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Operations (unaudited)
For the three and six months ended June 30, 2010

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

REVENUES

Value of gold transferred to pay expenses	$388,451	$592,318
Cost of gold transferred to pay expenses	(365,260)	(563,417)

Gain on gold transferred to pay expenses	23,191	28,901

Gain on gold distributed for the redemption of shares	573,615	573,615

Total Gain on gold	596,806	602,516

EXPENSES

Sponsor fees	445,181	768,607

Total Expenses	445,181	768,607

Net Gain (Loss) from Operations	$151,625	$(166,091)

Net Gain (Loss) per share	$0.04	$(0.05)

Weighted average number of shares	3,817,033	3,496,133

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Cash Flows (unaudited)
For the three and six months ended June 30, 2010

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of gold	$—	$—
Cash expenses paid	—	—

Increase in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of gold received for creation of shares	$180,376,944	$202,440,582

Value of gold distributed for redemption of shares - at average cost	$5,540,005	$5,540,005

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

RECONCILIATION OF NET GAIN/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net Gain (Loss) from Operations	$151,625	$(166,091)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in gold assets	(174,471,730)	(196,337,160)
Increase in gold receivable	(24,801,813)	(24,801,813)
Increase in unrealized gain on gold receivable	189,403	189,403
Increase in accounts payable to sponsor	56,731	176,289
Increase/(Decrease) in redeemable shares:
Creations	204,989,404	227,052,992
Redemptions	(6,113,620)	(6,113,620)

Net cash provided by operating activities	$—	$—

Supplemental Disclosure of Non-Cash Item:
Value of gold transferred to pay expenses	$388,451	$592,318

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statement of Changes in Shareholders’ Deficit (unaudited)

For the six months ended June 30, 2010

Six Months Ended June 30, 2010

Shareholders’ Deficit - Opening balance	$(8,648,370)
Net Loss for the period	(166,091)
Adjustment of Redeemable Shares to redemption value	(50,405,547)
Adjustment of Gold Receivable to market value	189,403

Shareholders’ Deficit – Closing balance	$(59,030,605)

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

1.	Organization

The ETFS Gold Trust (the “Trust”) is an investment trust formed on September 1, 2009, under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds gold bullion and issues shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in an ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the gold market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2010 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Gold is held by JP Morgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Zurich, Switzerland vaulting premises of UBS A.G. (the “Zurich Sub-Custodian”) and is valued, for financial statement purposes, at the lower of cost or market. The cost of gold is determined according to the average cost method and the market value is based on the London PM Fix used to determine the Net Asset Value of the Trust. Realized gains and losses on sales of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The London PM Fix price for gold is set using the afternoon session of the twice daily fix of the price of gold by five market making members of the London Bullion Market Association at approximately 3:00 PM London Time, on each working day.

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

The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Investment in gold - average cost	$523,983,080	$327,645,920
Unrealized Gain on investment in gold	59,030,605	8,648,370

Investment in gold - market value	$583,013,685	$336,294,290

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

2.2.	Gold Receivable

Gold receivable represents the quantity of gold covered by contractually binding orders for the creation of shares where the gold has not yet been transferred to the Trust’s account. Generally, ownership of the gold is transferred within three days of trade date. As of June 30, 2010 there was $24,801,813 of gold receivable and as of December 31, 2009 there was no gold receivable.

2.3.	Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 50,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the gold required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated gold account, either loco London or loco Zurich, established with the Custodian or a gold clearing bank by an Authorized Participant.

ETFS GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant Accounting Policies (continued)

2.3.	Creations and Redemptions of Shares (continued)

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

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the six months ended June 30, 2010 and for the period from September 1, 2009 (the “Date of Inception”) through December 31, 2009 are as follows:

	Six Months Ended June 30, 2010	For the period September 1, 2009* through December 31, 2009
Number of Redeemable Shares:

Opening Balance	3,050,000	—
Creations	1,900,000	3,300,000
Redemptions	(50,000)	(250,000)

Closing Balance	4,900,000	3,050,000

	Six Months Ended June 30, 2010	For the period September 1, 2009* through December 31, 2009
Redeemable Shares:

Opening Balance	$336,294,290	$—
Creations	227,052,992	354,760,532
Redemptions	(6,113,620)	(28,387,880)
Adjustment to redemption value	50,405,547	9,921,638

Closing Balance	$607,639,209	$336,294,290

Redemption Value per Share at Period End	$124.01	$110.26

* Date of Inception.

ETFS GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant Accounting Policies (continued)

2.4.	Revenue Recognition Policy

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

Unless otherwise directed by the Sponsor, when selling gold the Trustee will endeavor to sell at the price established by the London PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next London PM Fix following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

2.5.	Income Taxes

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

The following represents the changes in ounces of gold and the respective values for the three months ended June 30, 2010 and for the period from the Date of Inception through December 31, 2009:

	Six Months Ended June 30, 2010	For the period September 1, 2009* through December 31, 2009

Ounces of Gold:
Opening Balance	304,614.4	—
Creations (excluding gold receivable at June 30, 2010 – 19.937.1)	169,550.6	329,852.1
Redemptions	(4,984.6)	(24,973.5)
Transfers of gold	(519.9)	(264.2)

Closing Balance	468,660.5	304,614.4

Investment in Gold (lower of cost or market):
Opening Balance	$327,645,920	$—
Creations (excluding gold receivable at June 30 2010 - $24,612,410)	202,440,582	354,780,028
Redemptions	(5,540,005)	(26,861,735)
Transfers of gold	(563,417)	(272,373)

Closing Balance	$523,983,080	$327,645,920

* Date of Inception.

2.7.	Expenses

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

At June 30, 2010 and December 31, 2009, the fees payable to the Sponsor were $176,289 and $0, respectively.

2.8.	Organization Cost

Expenses incurred in organizing the Trust and the initial offering of the Shares, including applicable SEC registration fees, approximately $1,217,000, were borne directly by the Sponsor. The Trust will not be obligated to reimburse the Sponsor.

ETFS GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

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

The Trust’s sole business activity is the investment in gold, and substantially all the Trust’s assets are holdings of gold which creates a concentration of risk associated with fluctuations in the price of gold. Several factors could affect the price of gold, including: (i) global gold supply and demand, which is influenced by factors such as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material affect on the Trust’s financial position and results of operations.

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

Valuation of Gold and Computation of Net Asset Value

As of the London PM Fix on each day that the NYSE Arca is open for regular trading or as soon as practicable after 4:00 p.m. New York time, (the “Evaluation Time”) the Trustee values the gold held by the Trust and determines both the adjusted net asset value (the “ANAV”) and the net asset value (the “NAV”) of the Trust.

At the Evaluation Time, the Trustee values the Trust’s gold on the basis of that day’s London PM Fix, or, if no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London gold price (AM or PM) determined prior to the Evaluation Time is used, unless the Sponsor determines that such price is inappropriate as a basis for valuation. In the case this determination is made, the Sponsor will identify an alternative basis for such evaluation to be used by the Trustee.

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

The Quarter Ended June 30, 2010

During the period the market value of the Trust’s assets grew from $364,461,720 on April 1, 2010 to $607,815,498 at June 30, 2010, representing a 66.77% increase. The number of Shares outstanding also increased from 3,250,000 at April 1, 2010 to 4,900,000 at June 30, 2010, with 34 Baskets created and 1 Basket redeemed representing 1,650,000 net Shares created.

The NAV per Share increased from $112.10 on April 1, 2010 to $124.01 on June 30, 2010. The NAV per share increased slightly less than the price per ounce of gold ($1,123.50 on April 1, 2010 to $1,244.00 on June 30, 2010) due to Sponsor’s Fees, which were $445,181 for the quarter.

The NAV per Share of $125.71, on June 28, 2010, was the highest during the quarter, compared with a low of $112.10 on April 5, 2010.

Net gain for the quarter was $151,625, resulting from a net gain of $23,191 on the transfer of gold to pay the Sponsor’s Fee, a net gain of $573,615 on gold distributed for the redemption of Baskets, and Sponsor’s Fees of $445,181. Other than the Sponsor’s Fees, the Trust had no other expenses during the period.

The Six Months Ended June 30, 2010

During the period the market value of the Trust’s assets grew from $341,625,042 on January 4, 2010 (note January 1 – 3 were not business days; the market value of the Trust’s assets was $336,294,290 as at December 31, 2010) to $607,815,498 at June 30, 2010, representing a 77.92% increase. The number of Shares outstanding also increased from 3,050,000 at January 1, 2010 to 4,900,000 at June 30, 2010 or period end (6 month disclosure), with 38 Baskets created and 1 Basket redeemed representing 1,850,000 net Shares created.

The NAV per Share increased from $110.26 on January 4, 2010 to $124.01 on June 30, 2010. The NAV per share increased slightly less than the price per ounce of gold ($1,121.50 on January 4, 2010 to $1,244.00 on June 30, 2010) due to Sponsor’s Fees, which were $768,607 for the period.

The NAV per Share of $125.71, on June 28, 2010, was the highest during the period, compared with a low of $105.63 on February 5, 2010.

Net loss for the period was $166,091, resulting from a net gain of $28,901 on the transfer of gold to pay the Sponsor’s Fee, a net gain of $573,615 on gold distributed for the redemption of Baskets, and Sponsor’s Fees of $768,607. Other than the Sponsor’s Fees, the Trust had no other expenses during the period.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s fee but will pay the Sponsor’s fee through in-kind transfers of gold to the Sponsor. At June 30, 2010 the Trust did not have any cash balances.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2010, one Basket was redeemed as follows:

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Gold Per Share

04/01/10-04/30/10	0	0	—
05/01/10-05/31/10	0	0	—
06/01/10-06/30/10	1	50,000	0.0997

Total	1	50,000	0.0997

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust
(Registrant)

Date: August 13, 2010	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2010	/s/ Thomas Quigley

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