Form 10-Q
period 2010-09-30
ETFS Gold Trust
filed 2010-11-12
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

7,750,000 shares outstanding as of November 11, 2010.

ETFS GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2010

i

ETFS GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Statements of Condition (unaudited)
At September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009 (1)

ASSETS

Investment in Gold (2)	$875,193,080	$327,645,920

Total Assets	$875,193,080	$327,645,920

LIABILITIES

Accounts payable to Sponsor	$286,172	$—

Total Liabilities	$286,172	$—

Redeemable Shares:
Shares at redemption value to investors (3)	982,713,846	336,294,290

Shareholders’ Deficit	$(107,806,938)	$(8,648,370)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$875,193,080	$327,645,920

(1)	Derived from audited statement of condition as of December 31, 2009.
(2)	The market value of investment in Gold as at September 30, 2010 was $983,000,018 and as at December 31, 2009, was $336,294,290.
(3)	Authorized Share capital is unlimited and no par value per Share. Shares issued and outstanding as at September 30, 2010 were 7,550,000 and as at December 31, 2009 were 3,050,000.

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Operations (unaudited)
For the three and nine months ended September 30, 2010

	Three Months Ended September 30, 2010	Period from September 1, 2009* to September 30, 2009	Nine Months Ended September 30, 2010

REVENUES

Value of Gold transferred to pay expenses	$604,006	$—	$1,196,324
Cost of Gold transferred to pay expenses	(562,836)	—	(1,126,253)

Gain on Gold transferred to pay expenses	41,170	—	70,071

Gain on Gold distributed for the redemption of Shares	—	—	573,615
Unrealized loss on Investment in Gold	—	(422,434)	—

Total gain/(loss) on Gold	$41,170	$(422,434)	$643,686

EXPENSES

Sponsor fees	714,762	23,450	1,483,369

Total expenses	714,762	23,450	1,483,369

Net loss from operations	$(673,592)	$(445,884)	$(839,683)

Net loss per Share	$(0.11)	$(0.56)	$(0.19)

Weighted average number of Shares	5,905,978	797,727	4,308,242

* Date of Inception.

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Cash Flows (unaudited)
 For the three and nine months ended September 30, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:	Three Months Ended September 30, 2010	Period from September 1, 2009* to September 30, 2009	Nine Months Ended September 30, 2010

Cash proceeds received from transfer of Gold	$—	$—	$—
Cash expenses paid	—	—	—

Increase in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of Gold received for creation of Shares	$351,772,836	$99,992,898	$554,213,418

Value of Gold distributed for redemption of Shares - at average cost	$—	$—	$5,540,005

RECONCILIATION OF NET GAIN/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:	Three Months Ended September 30, 2010	Period from September 1, 2009* to September 30, 2009	Nine Months Ended September 30, 2010

Net loss from operations	$(673,592)	$(445,884)	$(839,683)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Increase in Gold assets	(351,210,000)	(99,992,898)	(547,547,160)
Decrease in Gold receivable	24,801,813	—	—
Increase in unrealized loss on investment in Gold	—	422,434	—
Decrease in unrealized gain on Gold receivable	(189,403)	—	—
Increase in accounts payable to Sponsor	109,883	23,450	286,172
Increase/(Decrease) in redeemable Shares:
Creations	327,161,299	99,992,898	554,214,291
Redemptions	—	—	(6,113,620)

Net cash provided by operating activities	$—	$—	$—

Supplemental disclosure of non-cash Item:
Value of Gold transferred to pay expenses	$604,006	$—	$1,196,324

* Date of Inception.

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statement of Changes in Shareholders’ Deficit (unaudited)
For the nine months ended September 30, 2010

Nine Months Ended September 30, 2010

Shareholders’ Deficit – opening balance	$(8,648,370)
Net loss for the period	(839,683)
Adjustment of Redeemable Shares to redemption value	(98,318,885)

Shareholders’ Deficit – closing balance	$(107,806,938)

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

1.	Organization

The ETFS Gold Trust (the “Trust”) is an investment trust formed on September 1, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds Gold bullion and issues shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of Gold and distributes Gold in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of Gold, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the Gold market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2010 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Gold is held by JP Morgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Zurich, Switzerland vaulting premises of UBS A.G. (the “Zurich Sub-Custodian”) and is valued, for financial statement purposes, at the lower of cost or market. The cost of Gold is determined according to the average cost method and the market value is based on the London PM Fix used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of Gold, or Gold distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The London PM Fix price for Gold is set using the afternoon session of the twice daily fix of the price of Gold by five market making members of the London Bullion Market Association at approximately 3:00 PM London Time, on each working day.

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

The table below summarizes the unrealized gains or losses on the Trust’s Gold holdings as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Investment in Gold - average cost	$875,193,080	$327,645,920
Unrealized gain on investment in Gold	107,806,938	8,648,370

Investment in Gold - market value	$983,000,018	$336,294,290

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

2.2.	Gold Receivable and Payable

Gold receivable or payable represents the quantity of Gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the Gold has not yet been transferred to or from the Trust’s account. Generally, ownership of the Gold is transferred within three days of trade date. There was no Gold receivable or payable as of September 30, 2010 and December 31, 2009.

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

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the nine months ended September 30, 2010 and for the period from the Date of Inception through December 31, 2009 are as follows:

Number of Redeemable Shares:	Nine Months Ended September 30, 2010	For the period September 1, 2009* through December 31, 2009

Opening balance	3,050,000	—
Creations	4,550,000	3,300,000
Redemptions	(50,000)	(250,000)

Closing balance	7,550,000	3,050,000

Redeemable Shares:	Nine Months Ended September 30, 2010	For the period September 1, 2009* through December 31, 2009

Opening balance	$336,294,290	$—
Creations	554,214,291	354,760,532
Redemptions	(6,113,620)	(28,387,880)
Adjustment to redemption value	98,318,885	9,921,638

Closing balance	$982,713,846	$336,294,290

Redemption value per Share at period end	$130.16	$110.26

* Date of Inception.

ETFS GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant Accounting Policies (continued)

2.4.	Revenue Recognition Policy

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

Unless otherwise directed by the Sponsor, when selling Gold the Trustee will endeavor to sell at the price established by the London PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such Gold only if the sale transaction is made at the next London PM Fix or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the Gold sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

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

The following represents the changes in ounces of Gold and the respective values for the three months ended September 30, 2010 and for the period from the Date of Inception through December 31, 2009:

	Nine Months Ended September 30, 2010	For the period September 1, 2009* through December 31, 2009

Ounces of Gold:
Opening balance	304,614.4	—
Creations	453,491.6	329,852.1
Redemptions	(4,984.6)	(24,973.5)
Transfers of Gold	(1,017.3)	(264.2)

Closing balance	752,104.1	304,614.4

Investment in Gold (lower of cost or market):
Opening balance	$327,645,920	$—
Creations	554,213,418	354,780,028
Redemptions	(5,540,005)	(26,861,735)
Transfers of Gold	(1,126,253)	(272,373)

Closing balance	$875,193,080	$327,645,920

* Date of Inception.

2.7.	Expenses

The Trust will transfer Gold to pay the Sponsor’s Fee that will accrue daily at an annualized rate equal to 0.39% of the adjusted net asset value (“ANAV”) of the Trust, paid monthly in arrears.

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

At September 30, 2010, the fees payable to the Sponsor were $286,172 and as at December 31, 2009 there were no fees payable to the Sponsor.

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

The Trust’s sole business activity is the investment in Gold, and substantially all the Trust’s assets are holdings of Gold which creates a concentration of risk associated with fluctuations in the price of Gold. Several factors could affect the price of Gold, including: (i) global Gold supply and demand, which is influenced by factors such as forward selling by Gold producers, purchases made by Gold producers to unwind Gold hedge positions, central bank purchases and sales, and production and cost levels in major Gold-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that Gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of Gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “SGOL”.

Valuation of Gold and Computation of Net Asset Value

As of the London PM Fix on each day that the NYSE Arca is open for regular trading or as soon as practicable after 4:00 p.m. New York time on such day, (the “Evaluation Time”) the Trustee values the Gold held by the Trust and determines both the ANAV and the NAV of the Trust.

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

The Trustee then subtracts from the ANAV the amount of Sponsor’s Fees computed for such day to determine the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding as of the close of trading on the NYSE Arca.

The Quarter Ended September 30, 2010

During the period the market value of the Trust’s assets increased from $602,929,438 on July 1, 2010 to $983,000,018 at September 30, 2010, representing a 63.04% increase. The number of Shares outstanding increased from 4,900,000 at July 1, 2010 to 7,550,000 at September 30, 2010, with 53 Baskets created and no Baskets redeemed, representing 2,650,000 Shares created.

The NAV per Share increased from $123.01 on July 1, 2010 to $130.16 on September 30, 2010. The NAV per Share increased proportionately slightly less than the price per ounce of Gold ($1,234.00 on July 1, 2010 to $1,307.00 on September 30, 2010) due to the Sponsor’s Fee, which was $714,762 for the quarter.

The NAV per Share of $130.21, on September 29, 2010, was the highest during the quarter, compared with a low of $115.30 on July 28, 2010.

Net loss for the quarter was $673,592, resulting from a net gain of $41,170 on the transfer of Gold to pay the Sponsor’s Fee, which was offset by Sponsor’s Fees of $714,762. Other than the Sponsor’s Fee, the Trust had no other expenses during the period.

The Nine Months Ended September 30, 2010

During the period the market value of the Trust’s assets increased from $341,625,042 on January 4, 2010 (January 1 – 3 were not business days; the market value of the Trust’s assets was $336,294,290 as at December 31, 2009) to $983,000,018 at September 30, 2010, representing a 187.74% increase. The number of Shares outstanding increased from 3,050,000 at January 1, 2010 to 7,550,000 at period end, with 91 Baskets created and 1 Basket redeemed, representing 4,500,000 net Shares created.

The NAV per Share increased from $112.01 on January 4, 2010 to $130.16 on September 30, 2010. The NAV per Share increased proportionately slightly less than the price per ounce of Gold ($1,121.50 on January 4, 2010 to $1,307.00 on September 30, 2010) due to Sponsor’s Fee, which were $1,483,369 for the period.

The NAV per Share of $130.21, on September 29, 2010, was the highest during the period, compared with a low of $105.63 on February 5, 2010.

Net loss for the period was $839,683, resulting from a net gain of $70,071 on the transfer of Gold to pay the Sponsor’s Fee, a net gain of $573,615 on Gold distributed for the redemption of Baskets, which were offset by the Sponsor’s Fee of $1,483,369. Other than the Sponsor’s Fee, the Trust had no other expenses during the period.

Liquidity & Capital Resources

The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s Fee. The Trust’s only source of liquidity is its transfers and sales of Gold.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Gold to the Sponsor. At September 30, 2010 the Trust did not have any cash balances.

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

There have been changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting; these changes have occurred as a result of the Sponsor’s review of the control processes; the changes made strengthen the review and reconciliation procedures over the financial statements.

Item 4T. Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors since last disclosed in the prospectus included in the registrant’s registration statement filed on Form S-1 on September 2, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).	None.

Item 2(b).	Not applicable.

Item 2(c).	For the three months ended September 30, 2010:

53 Baskets were created.

No Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Platinum Per Share

07/01/10-07/31/10	—	—	—
08/01/10-08/31/10	—	—	—
09/01/10-09/30/10	—	—	—

Total	—	—	—

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust
(Registrant)

Date: November 12, 2010	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	/s/ Thomas Quigley

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