Form 10-Q
period 2011-03-31
ETFS Gold Trust
filed 2011-05-10
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _________________ to _____________

Commission File Number: 001-34441

ETFS GOLD TRUST
(Exact name of registrant as specified in its charter)

New York	26-4587209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o ETF Securities USA LLC
48 Wall Street, 11th Floor
New York, NY	10005
(Address of principal executive offices)	(Zip Code)

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
Yes     ☐     No     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer ☒
Non accelerated filer	☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐     No      ☒

As of May 9, 2011, ETFS Gold Trust has 9,050,000 ETFS Physical Swiss Gold Shares outstanding.

ETFS GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

ETFS GOLD TRUST

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010

ASSETS
Investment in gold (1)	$1,082,496,940	$971,070,331

Total Assets	$1,082,496,940	$971,070,331

LIABILITIES

Fees payable to Sponsor	$422,915	$382,114

Total Liabilities	$422,915	$382,114

Redeemable Shares:
Shares at redemption value to investors (2)	$1,294,386,164	$1,157,505,203
Shareholders’ deficit	(212,312,139)	(186,816,986)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$1,082,496,940	$971,070,331

(1) The market value of investment in Gold as at March 31, 2011 is $1,294,809,079 and at December 31, 2010 is $1,157,887,317.
(2) Authorized share capital is unlimited and no par value per share. Shares issued and outstanding as at March 31, 2011 were 9,050,000 and at December 31, 2010 were 8,250,000.

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2011 and March 31, 2010

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

REVENUES

Value of Gold transferred to pay expenses	$1,100,821	$203,868
Cost of Gold transferred to pay expenses	(946,203)	(198,158)

Gain / (loss) on Gold transferred to pay expenses	$154,618	$5,710

Gain / (loss) on Gold distributed for the redemption of Shares	$1,434,889	$—

Total gain / (loss) on Gold	$1,589,507	$5,710

EXPENSES

Sponsor’s Fee (Note 2.7)	$1,141,622	$323,426

Total expenses	$1,141,622	$323,426

Net gain / (loss) from operations	$447,885	$(317,716)

Net gain / (loss) per Share	$0.05	$(0.10)

Weighted average number of Shares	8,564,444	3,171,667

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statement of Cash Flows (Unaudited)
For the three months ended March 31, 2011 and March 31, 2010

	3 Months Ended March 31, 2011	3 Months Ended March 31, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of Gold	$—	$—
Cash expenses paid	—	—

Increase in cash resulting from operations	$—	$—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of Gold received for creation of Shares	$124,135,668	$22,063,588

Value of Gold distributed for redemption of Shares at average cost	$11,762,856	$—

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING

Net gain / (loss) from operations	$447,885	$(317,716)
Adjustments to reconcile net gain / (loss) to net cash provided by / used in operating activities:
(Decrease) in Gold assets	(111,426,609)	(21,865,430)
Increase in amounts payable to Sponsor	40,801	119,558
Increase / (decrease) in redeemable Shares:
Creations	124,135,668	22,063,588
Redemptions	(13,197,745)	—

Net cash provided by operating activities	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of Gold transferred to pay expenses	$1,100,821	$203,868

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statement of Changes in
Shareholders’ Deficit (Unaudited)
 For the three months ended March 31, 2011

3 Months Ended March 31, 2011

Shareholders’ deficit - opening balance	$(186,816,986)
Net gain for the period	447,885
Adjustment of redeemable Shares to redemption value	(25,943,038)

Shareholder’s deficit - closing balance	$(212,312,139)

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

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 2011 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

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

ETFS GOLD TRUST

2. Significant Accounting Policies (continued)

2.1. Valuation of Gold (continued)

The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Investment in gold - average cost	1,082,496,940	$971,070,331
Unrealized gain on investment in gold	212,312,139	186,816,986

Investment in gold - market value	$1,294,809,079	$1,157,887,317

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

2.2. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of the gold is transferred within three days of trade date. As of March 31, 2011 there was no gold receivable or gold payable, and as of December 31, 2010 there was no gold receivable or gold payable.

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

ETFS GOLD TRUST

2. Significant Accounting Policies (continued)

2.3. Creations and Redemptions of Shares (continued)

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the three months ended March 31, 2011 and for the year ended December 31, 2010 are as follows:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010

Number of redeemable Shares
Opening balance	8,250,000	3,050,000
Creations	900,000	5,250,000
Redemptions	(100,000)	(50,000)

Closing balance	9,050,000	8,250,000

Redeemable Shares
Opening balance	$1,157,505,203	$336,294,290
Creations	124,135,668	650,947,913
Redemptions	(13,197,745)	(6,113,619)
Adjustment to redemption value	25,943,038	176,376,619

Closing balance	$1,294,386,164	$1,157,505,203

Redemption value per Share at period end	143.03	140.30

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

ETFS GOLD TRUST

2. Significant Accounting Policies (continued)

2.5. Income Taxes (continued)

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

2.6. Investment in Gold

The following represents the changes in ounces of gold and the respective values for the three months ended March 31, 2011 and for the year ended December 31, 2010:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010

Ounces of Gold
Opening balance	821,051.2	304,614.4
Creations	89,489.0	523,161.0
Redemptions	(9,945.6)	(4,984.6)
Transfers of Gold	(796.8)	(1,739.6)

Closing balance	899,797.8	821,051.2

Investment in Gold (lower of cost or market)
Opening balance	$971,070,331	$327,645,920
Creations	124,135,668	650,946,846
Redemptions	(11,762,856)	(5,552,232)
Transfers of Gold	(946,203)	(1,970,203)

Closing balance	$1,082,496,940	$971,070,331

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

For the three months ended March 31, 2011 and March 31, 2010 the Sponsor’s Fee was $1,141,622 and $323,426 respectively. At March 31, 2011, and at December 31, 2010, the fees payable to the Sponsor were $422,915 and $382,114 respectively.

ETFS GOLD TRUST

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

5. Indemnification

Under the Trust’s organizational documents, each of the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees and affiliates) is indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

6. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. On April 14, 2011, the Trust submitted an S-3 filing to the SEC, as the Trust is deemed to be a well-known seasoned issuer under SEC rules. As part of this filing, the Trust registered an additional 14 million Shares.

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

The Trustee then subtracts from the ANAV the amount of Sponsor’s Fees computed for such day to determine the net asset value (“NAV”) of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding as of the close of trading on the NYSE Arca.

The Quarter Ended March 31, 2011

The NAV of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned or receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV grew from $1,157,505,203 at December 31, 2010 to $1,294,386,164 at March 31, 2011, an 11.83% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 2.04% from $1,410.25 at December 31, 2010 to $1,439.00 at March 31, 2011 and an increase in outstanding Shares, which rose from 8,250,000 Shares at December 31, 2010 to 9,050,000 Shares at 31 March, 2011, a result of 900,000 Shares (18 Baskets) being created and 100,000 Shares (2 Baskets) being redeemed during the quarter.

NAV per Share increased 1.95% from $140.30 at December 31, 2010 to $143.03 at March 31, 2011. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $1,141,622 for the period, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per share of $143.83 at March 24, 2011 was the highest during the quarter, compared with a low of $131.19 at January 28, 2011.

Net gain from operations for the quarter ended March 31, 2011 was $447,885, resulting from a net gain of $154,618 on the transfer of gold to pay expenses and a net gain of $1,434,889 on gold distributed for the redemption of Shares, offset by Sponsor’s Fees of $1,141,662. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2011.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2011 the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31,

2011, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

          None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).	None.

Item 2(b).	Not applicable.

Item 2(c).	For the three months ended March 31, 2011:

18 Baskets were created.

2 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Gold Per Share

January 2011	2	100,000	0.0995
February 2011	—	—	—
March 2011	—	—	—

Total	2	100,000	0.0995

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust
(Registrant)

Date: May 10, 2011	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2011	/s/ Thomas Quigley

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