Form 10-Q
period 2011-06-30
ETFS Gold Trust
filed 2011-08-05
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☒
Non accelerated filer	☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 3, 2011, ETFS Gold Trust has 9,650,000 ETFS Physical Swiss Gold Shares outstanding.

ETFS GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

ETFS GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
ASSETS

Investment in gold (1)	$1,111,660,315	$971,070,331

Total assets	$1,111,660,315	$971,070,331

LIABILITIES

Fees payable to Sponsor	$438,102	$382,114

Total liabilities	$438,102	$382,114

REDEEMABLE SHARES

Shares at redemption value to investors (2)	$1,382,782,511	$1,157,505,203
Shareholders’ deficit	(271,560,298)	(186,816,986)

Total liabilities, redeemable Shares & shareholders’ deficit	$1,111,660,315	$971,070,331

(1) The market value of investment in gold at June 30, 2011 was $1,383,220,613 and at December 31, 2010 was $1,157,887,317.
(2) Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at June 30, 2011 were 9,250,000 and at December 31, 2010 were 8,250,000.

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

REVENUES

Value of gold transferred to pay expenses	$1,296,347	$388,451	$2,397,168	$592,318
Cost of gold transferred to pay expenses	(1,052,200)	(365,260)	(1,998,403)	(563,417)

Gain on gold transferred to pay expenses	$244,147	$23,191	$398,765	$28,901

Gain on gold distributed for the redemption of Shares	—	573,615	1,434,889	573,615

Total gain on gold	$244,147	$596,806	$1,833,654	$602,516

EXPENSES

Sponsor’s Fee (Note 2.7)	1,311,536	445,181	2,453,158	768,607

Total expenses	1,311,536	445,181	2,453,158	768,607

Net (loss) / gain from operations	$(1,067,389)	$151,625	$(619,504)	$(166,091)

Net (loss) / gain per Share	$(0.12)	$0.04	$(0.07)	$(0.05)

Weighted average number of Shares	9,076,374	3,817,033	8,821,823	3,496,133

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of gold	$—	$—	$—	$—
Cash expenses paid	—	—	—	—

Increase in cash resulting from operations	$—	$—	$—	$—

Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of gold received for creation of Shares	$30,215,575	$180,376,944	$154,351,243	$202,440,582
Value of gold distributed for redemption of Shares - at average cost	$—	$5,540,005	$11,762,856	$5,540,005

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net (loss) / gain from operations	$(1,067,389)	$151,625	$(619,504)	$(166,091)
Adjustments to reconcile net gain / (loss) to net cash provided by operating activities:
(Increase) in gold assets	(29,163,375)	(174,471,730)	(140,589,984)	(196,337,160)
(Increase) in gold receivable	—	(24,801,813)	—	(24,801,813)
Increase in amounts payable to Sponsor	15,187	56,731	55,988	176,289
Increase / (decrease) in redeemable Shares:
Creations	30,215,577	205,178,807	154,351,245	227,242,395
Redemptions	—	(6,113,620)	(13,197,745)	(6,113,620)

Net cash provided by operating activities	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of gold transferred to pay expenses	$1,296,347	$388,451	$2,397,168	$592,318

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the six months ended June 30, 2011

6 Months Ended June 30, 2011

Shareholders’ deficit - opening balance	$(186,816,986)
Net loss for the period	(619,504)
Adjustment of redeemable Shares to redemption value	(84,123,808)

Shareholders’ deficit - closing balance	$(271,560,298)

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

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

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

2.1. Valuation of Gold

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Zurich, Switzerland vaulting premises of UBS A.G. (the “Zurich Sub-Custodian”) and is valued, for financial statement purposes, at the lower of cost or market. The cost of gold is determined according to the average cost method and the market value is based on the London PM Fix used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The London PM Fix price for gold is set using the afternoon session of the twice daily fix of the price of gold by five market making members of the London Bullion Market Association at approximately 3:00 PM London Time, on each working day.

Once the value of gold has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the gold and all other assets held by the Trust.

ETFS GOLD TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Gold (Continued)

The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Investment in gold - average cost	$1,111,660,315	$971,070,331
Unrealized gain on investment in gold	271,560,298	186,816,986

Investment in gold - market value	$1,383,220,613	$1,157,887,317

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

The per Share amount of gold exchanged for a purchase or redemption is calculated daily by the Trustee, using the London PM Fix to calculate the gold amount in respect of any liabilities for which covering gold sales have not yet been made, and represents the per Share amount of gold held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

2.2. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

Gold receivable or payable at June 30, 2011 and December 31, 2010 is set out below:

	June 30, 2011	December 31, 2010

Gold receivable	$—	$—

Gold payable	$—	$—

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. The typical settlement period for Shares is three business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When gold is exchanged in settlement of a redemption, it is considered a sale of gold for financial statement purposes.

The amount of bullion represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of bullion to be delivered or distributed by the Trust. In order to ensure that the correct metal is available at all times to back the Shares, the Sponsor accepts an adjustment to its management fees in the event of any shortfall or excess. For each transaction, this amount is not more than 1/1000th of an ounce.

ETFS GOLD TRUST

2. Significant Accounting Policies (Continued)

2.3. Creations and Redemptions of Shares (Continued)

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the six months ended June 30, 2011 and for the year ended December 31, 2010 are set out below:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010

Number of redeemable Shares
Opening balance	8,250,000	3,050,000
Creations	1,100,000	5,250,000
Redemptions	(100,000)	(50,000)

Closing balance	9,250,000	8,250,000

Redeemable Shares
Opening balance	$1,157,505,203	$336,294,290
Creations	154,351,245	650,947,913
Redemptions	(13,197,745)	(6,113,619)
Adjustment to redemption value	84,123,808	176,376,619

Closing balance	$1,382,782,511	$1,157,505,203

Redemption value per Share at period end	$149.49	$140.30

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

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740 to the Trust, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Trust has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

2.6. Investment in Gold

Changes in ounces of gold and the respective values for the six months ended June 30, 2011 and for the year ended December 31, 2010 are set out below:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010

Ounces of gold
Opening balance	821,051.2	304,614.4
Creations	109,350.5	523,161.0
Redemptions	(9,945.6)	(4,984.6)
Transfers of gold	(1,677.9)	(1,739.6)

Closing balance	918,778.2	821,051.2

Investment in gold (lower of cost or market)
Opening balance	$971,070,331	$327,645,920
Creations	154,351,243	650,946,846
Redemptions	(11,762,856)	(5,552,232)
Transfers of gold	(1,998,403)	(1,970,203)

Closing balance	$1,111,660,315	$971,070,331

2.7. Expenses

The Trust will transfer gold to pay the Sponsor’s Fee that will accrue daily at an annualized rate equal to 0.39% of the adjusted net asset value (“ANAV”) of the Trust, paid monthly in arrears.

The Sponsor has agreed to assume administrative and marketing expenses incurred by the Trust, including the Trustee’s monthly fee and out of pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses, exchange listing fees, United States Securities and Exchange Commission (the “SEC”) registration fees, printing and mailing costs, audit fees and certain legal expenses. For the three months ended June 30, 2011 and June 30, 2010 the Sponsor’s Fee was $1,311,536 and $445,181 respectively.

For the six months ended June 30, 2011 and June 30, 2010 the Sponsor’s Fee was $2,453,158 and $768,607 respectively. At June 30, 2011, and at December 31, 2010, the fees payable to the Sponsor were $438,102 and $382,114 respectively.

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

6. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. During this period, no material subsequent events were identified.

ETFS GOLD TRUST

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

ETFS GOLD TRUST

The Quarter Ended June 30, 2011

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned or receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $1,294,386,164 at March 31, 2011 to $1,382,782,511 at June 30, 2011, a 6.83% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 4.62% from $1,439.00 at March 31, 2011 to $1,505.50 at June 30, 2011 and an increase in outstanding Shares, which rose from 9,050,000 Shares at 31 March, 2011 to 9,250,000 Shares at June 30, 2011, a result of 200,000 Shares (4 Baskets) being created and zero Shares (zero Baskets) being redeemed during the quarter.

NAV per Share increased 4.52% from $143.03 at March 31, 2011 to $149.49 at June 30, 2011. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $1,311,536 for the period, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per share of $154.17 at June 22, 2011 was the highest during the quarter, compared with a low of $140.94 at April 1, 2011.

Net loss from operations for the quarter ended June 30, 2011 was $1,067,389, resulting from a net gain of $244,147 on the transfer of gold to pay expenses offset by Sponsor’s Fees of $1,311,536. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2011.

The Six Months Ended June 30, 2011

The Trust’s NAV increased from $1,157,505,203 at December 31, 2010 to $1,382,782,511 at June 30, 2011, a 19.46% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 6.75% from $1,410.25 at December 31, 2010 to $1,505.50 at June 30, 2011 and an increase in outstanding Shares, which rose from 8,250,000 Shares at December 31, 2010 to 9,250,000 Shares at June 30, 2011, a result of 1,100,000 Shares (22 Baskets) being created and 100,000 Shares (2 Baskets) being redeemed during the period.

NAV per Share increased 6.55% from $140.30 at December 31, 2010 to $149.49 at June 30, 2011. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $2,453,158 for the period, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per share of $154.17 at June 22, 2011 was the highest during the period, compared with a low of $131.19 at January 28, 2011.

Net loss from operations for the period ended June 30, 2011 was $619,504, resulting from a net gain of $398,765 on the transfer of gold to pay expenses and a net gain of $1,434,889 on gold distributed for the redemption of Shares, offset by Sponsor’s Fees of $2,453,158. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2011.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2011 the Trust did not have any cash balances.

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

ETFS GOLD TRUST

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2011, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).	None.

Item 2(b).	Not applicable.

Item 2(c).	For the three months ended June 30, 2011:

4 Baskets were created.

0 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Gold Per Share

April 2011	—	—	—
May 2011	—	—	—
June 2011	—	—	—

Total	—	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust
(Registrant)

Date: August 5, 2011	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2011	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.