Form 10-Q
period 2011-09-30
ETFS Gold Trust
filed 2011-11-09
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____________ to _____________

Commission File Number: 001-34441

ETFS GOLD TRUST
(Exact name of registrant as specified in its charter)

New York	26-4587209
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

As of November 7, 2011, ETFS Gold Trust has 10,500,000 ETFS Physical Swiss Gold Shares outstanding.

ETFS GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

ETFS GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
ASSETS

Investment in gold (1)	$1,271,544,895	$971,070,331

Total assets	$1,271,544,895	$971,070,331

LIABILITIES

Accounts payable to Sponsor	$527,227	$382,114

Total liabilities	$527,227	$382,114

REDEEMABLE SHARES

Shares at redemption value to investors (2)	$1,631,115,394	$1,157,505,203
Shareholders’ deficit	(360,097,726)	(186,816,986)

Total liabilities, redeemable Shares & shareholders’ deficit	$1,271,544,895	$971,070,331

(1)	The market value of investment in gold at September 30, 2011 was $1,631,642,621 and at December 31, 2010 was $1,157,887,317.
(2)	Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at September 30, 2011 were 10,150,000 and at December 31, 2010 were 8,250,000.

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

REVENUES

Value of gold transferred to pay expenses	$1,522,072	$604,006	$3,919,240	$1,196,324
Cost of gold transferred to pay expenses	(1,154,393)	(562,836)	(3,152,796)	(1,126,253)

Gain on gold transferred to pay expenses	$367,679	$41,170	$766,444	$70,071

Gain on gold distributed for the redemption of Shares	$10,923,956	—	$12,358,845	573,615

Total gain on gold	$11,291,635	$41,170	$13,125,289	$643,686

EXPENSES

Sponsor’s Fee	$1,611,203	714,762	$4,064,361	$1,483,369

Total expenses	$1,611,203	$714,762	$4,064,361	$1,483,369

Net gain / (loss) from operations	$9,680,432	$(673,592)	$9,060,928	$(839,683)

Net gain / (loss) per Share	$0.97	$(0.11)	$0.98	$(0.19)

Weighted average number of Shares	9,945,109	5,905,978	9,200,366	4,308,242

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of gold	$—	$—	$—	$—
Cash expenses paid	—	—	—	—

Increase in cash resulting from operations	$—	$—	$—	$—

Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of gold received for creation of Shares	$192,315,111	$351,772,836	$346,666,349	$554,213,418

Value of gold distributed for redemption of Shares - at average cost	$31,276,133	$—	$43,038,989	$5,540,005

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net gain / (loss) from operations	$9,680,432	$(673,592)	$9,060,928	$(839,683)
Adjustments to reconcile net gain / (loss) to net cash provided by operating activities:
Increase in gold assets	(159,884,580)	(351,210,000)	(300,474,564)	(547,547,160)
Decrease in gold receivable	—	24,612,410	—	—
Increase in amounts payable to Sponsor	89,125	109,883	145,113	286,172
Increase / (decrease) in redeemable Shares:
Creations	192,315,111	327,161,299	346,666,356	554,214,291
Redemptions	(42,200,088)	—	(55,397,833)	(6,113,620)

Net cash provided by operating activities	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of gold transferred to pay expenses	$1,522,072	$604,006	$3,919,240	$1,196,324

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the nine months ended September 30, 2011

Nine months
Ended
September 30, 2011

Shareholders’ deficit - opening balance	$(186,816,986)
Net gain for the period	9,060,928
Adjustment of redeemable Shares to redemption value	(182,341,668)

Shareholders’ deficit - closing balance	$(360,097,726)

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

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

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

ETFS GOLD TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Gold (Continued)

The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Investment in gold - average cost	$1,271,544,895	$971,070,331
Unrealized gain on investment in gold	360,097,726	186,816,986

Investment in gold - market value	$1,631,642,621	$1,157,887,317

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

2.2. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date. Gold receivable or payable at September 30, 2011 and December 31, 2010 is set out below:

	September 30, 2011	December 31, 2010

Gold receivable	$—	$—

Gold payable	$—	$—

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

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the nine months ended September 30, 2011 and for the year ended December 31, 2010 are set out below:

	Nine months	Year
	Ended	Ended
	September 30, 2011	December 31, 2010

Number of redeemable Shares
Opening balance	8,250,000	3,050,000
Creations	2,250,000	5,250,000
Redemptions	(350,000)	(50,000)

Closing balance	10,150,000	8,250,000

Redeemable Shares
Opening balance	$1,157,505,203	$336,294,290
Creations	346,666,356	650,947,913
Redemptions	(55,397,833)	(6,113,619)
Adjustment to redemption value	182,341,668	176,376,619

Closing balance	$1,631,115,394	$1,157,505,203

Redemption value per Share at period end	$160.70	$140.30

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

ETFS GOLD TRUST

2. Significant Accounting Policies (Continued)

2.4. Revenue Recognition Policy (Continued)

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

2.6. Investment in Gold

Changes in ounces of gold and the respective values for the nine months ended September 30, 2011 and for the year ended December 31, 2010 are set out below:

	Nine months	Year
	Ended	Ended
	September 30, 2011	December 31, 2010

Ounces of gold
Opening balance	821,051.2	304,614.4
Creations	223,501.7	523,161.0
Redemptions	(34,751.4)	(4,984.6)
Transfers of gold	(2,614.7)	(1,739.6)

Closing balance	1,007,186.8	821,051.2

Investment in gold (lower of cost or market)
Opening balance	$971,070,331	$327,645,920
Creations	346,666,349	650,946,846
Redemptions	(43,038,989)	(5,552,232)
Transfers of gold	(3,152,796)	(1,970,203)

Closing balance	$1,271,544,895	$971,070,331

ETFS GOLD TRUST

2. Significant Accounting Policies (Continued)

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

For the three months ended September 30, 2011 and September 30, 2010 the Sponsor’s Fee was $1,611,203 and $714,762 respectively. For the nine months ended September 30, 2011 and September 30, 2010 the Sponsor’s Fee was $4,064,361 and $1,483,369 respectively. At September 30, 2011, and at December 31, 2010, the fees payable to the Sponsor were $527,227 and $382,114 respectively.

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

5. Indemnification

Under the Trust’s organizational documents, the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees and affiliates) are indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

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

The Quarter Ended September 30, 2011

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned or receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $1,382,782,511 at June 30, 2011 to $1,631,115,394 at September 30, 2011, a 17.96% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 7.61% from $1,505.50 at June 30, 2011 to $1,620.00 at September 30, 2011 and an increase in outstanding Shares, which rose from 9,250,000 Shares at June 30, 2011 to 10,150,000 Shares at September 30, 2011, a result of 1,150,000 Shares (23 Baskets) being created and 250,000 Shares (5 Baskets) being redeemed during the quarter.

NAV per Share increased 7.50% from $149.49 at June 30, 2011 to $160.70 at September 30, 2011. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $1,611,203 for the period, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $188.03 at September 6, 2011 was the highest during the quarter, compared with a low of $147.25 at July 1, 2011.

Net gain from operations for the quarter ended September 30, 2011 was $9,680,432, resulting from a net gain of $367,679 on the transfer of gold to pay expenses and a net gain of $10,923,956 on gold distributed for the redemption of Shares, offset by Sponsor’s Fees of $1,611,203. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2011.

The Nine Months Ended September 30, 2011

The Trust’s NAV increased from $1,157,505,203 at December 31, 2010 to $1,631,115,394 at September 30, 2011, a 40.92% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 14.87% from $1,410.25 at December 31, 2010 to $1,620.00 at September 30, 2011 and an increase in outstanding Shares, which rose from 8,250,000 Shares at December 31, 2010 to 10,150,000 Shares at September 30, 2011, a result of 2,250,000 Shares (45 Baskets) being created and 350,000 Shares (7 Baskets) being redeemed during the period.

NAV per Share increased 14.54% from $140.30 at December 31, 2010 to $160.70 at September 30, 2011. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $4,064,361 for the period, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $188.03 at September 6, 2011 was the highest during the period, compared with a low of $131.19 at January 28, 2011.

Net gain from operations for the nine-month period ended September 30, 2011 was $9,060,928, resulting from a net gain of $766,444 on the transfer of gold to pay expenses and a net gain of $12,358,845 on gold distributed for the redemption of Shares, offset by Sponsor’s Fees of $4,064,361. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2011.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2011 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2011, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).	None.

Item 2(b).	Not applicable.

Item 2(c).	For the three months ended September 30, 2011:

23 Baskets were created.

5 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Gold Per Share

July 2011	—	—	—
August 2011	3	150,000	0.0992
September 2011	2	100,000	0.0992

Total	5	250,000	0.0992

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust
(Registrant)

Date: November 9, 2011	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2011	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.