Form 10-K
period 2011-12-31
ETFS Gold Trust
filed 2012-02-29
CIK 1450923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding held by non-affiliates of the registrant based upon the closing price of a share on June 30, 2011 as reported by the NYSE Arca, Inc. on that date: $1,377,417,500.

As of February 27, 2012, ETFS Gold Trust has 11,100,000 ETFS Physical Swiss Gold Shares outstanding.

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

PART I

Item 1. Business

The purpose of the ETFS Gold Trust (the “Trust”) is to own gold transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust are anticipated to consist solely of gold bullion. The Trust was formed on September 1, 2009 when an initial deposit of gold was made in exchange for the issuance of 2 Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is ETF Securities USA LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JP Morgan Chase Bank N.A., London branch (the “Custodian”).

The Trust’s shares at redeemable value increased from $1,157,505,203 at December 31, 2010 to $1,677,362,792 at December 31, 2011, the Trust’s fiscal year end. Outstanding shares in the Trust increased from 8,250,000 shares at December 31, 2010 to 10,750,000 shares outstanding at December 31, 2011.

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

The Sponsor of the registrant maintains an Internet website at www.etfsecurities.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

At the Evaluation Time, the Trustee values the Trust’s gold on the basis of that day’s “London PM Fix” (the afternoon session of the twice daily fix of the price of an ounce of gold which starts at 3:00 PM London, England time and is performed in London by the five London Bullion Market Association (“LBMA”) members of the London gold fix). If no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London gold price fix (AM or PM) determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the London PM Fix or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s gold is not an appropriate basis for evaluation of the Trust’s gold, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London PM Fix or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s gold or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

Sponsor’s Fee for the year ended December 31, 2011 was $5,855,861 (year ended December 31, 2010: $2,539,882; period ending December 31, 2009: $293,263).

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

[1] The Zurich Sub-Custodian is any firm selected by the Custodian to hold the Trust’s gold in the Trust Allocated Account in the firm’s Zurich vault premises on a segregated basis and whose appointment has been approved by the Sponsor. The Custodian will use reasonable care in selecting any Zurich Sub-Custodian. As of the date of this annual report, the Zurich Sub-Custodian that the Custodian uses is UBS A.G.

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

The Sponsor

The Sponsor is a Delaware limited liability company. The Sponsor’s office is located at Ordnance House, 31 Pier Road, St. Helier, Jersey JE4 8PW, Channel Islands. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ETF Securities Limited, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s gold. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s custodian office is located at 125 London Wall, London, EC2Y 5AJ, United Kingdom. In addition to supervision and examination by the US federal banking authorities, JPMorgan’s London custodian operations are subject to supervision by the Financial Services Authority, an independent non-governmental body which exercises statutory regulatory power under the United Kingdom Financial Services and Markets Act 2000 and which regulates the major participating members of the LBMA in the United Kingdom.

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

Taxation of US Shareholders

Shareholders generally are treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders are also treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares is equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation, the delivery of gold to the Trust in exchange for the underlying gold represented by the Shares is not a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the gold held in the Trust are the same as its tax basis and holding period for the gold delivered in exchange therefore (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors as to the determination of the tax basis and holding period for the underlying gold related to such Shares.

When the Trust sells or transfers gold, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the gold that was sold or transferred, which gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any gold sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its share of all of the gold held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of gold sold, and the denominator of which is the total amount of the gold held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the gold remaining in the Trust will be equal to its tax basis for its share of the total amount of the gold held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the gold that was sold.

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

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101(b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as “plan assets” of the Plan, for purposes of applying the “fiduciary responsibility” and “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Trust was formed on September 1, 2009 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol SGOL since its initial public offering on September 9, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2011 and, 2010:

Fiscal Year Ended December 31, 2011: Quarter Ended

	High	Low

March 31, 2011	$143.05	$130.40
June 30, 2011	$155.26	$141.89
September 30, 2011	$188.10	$147.76
December 31, 2011	$178.34	$153.19

Fiscal Year Ended December 31, 2010: Quarter Ended

	High	Low

March 31, 2010	$115.03	$106.11
June 30, 2010	$125.20	$112.37
September 30, 2010	$130.45	$115.68
December 31, 2010	$141.85	$130.98

The number of Shares of the Trust as of February 27, 2012 was 11,100,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low

August 2011	$188.10	$160.75
September 2011	$186.79	$159.27
October 2011	$172.96	$160.74
November 2011	$178.34	$166.58
December 2011	$173.10	$153.19
January 2012	$172.57	$159.02

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee. Although the Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2011 and 2010:

Month	Total number of Shares redeemed	Average ounces of gold per Share
January 2011	100,000	0.0995
February 2011	—	—
March 2011	—	—
April 2011	—	—
May 2011	—	—
June 2011	—	—
July 2011	—	—
August 2011	150,000	0.0992
September 2011	100,000	0.0992
October 2011	—	—
November 2011	—	—
December 2011	100,000	0.0991

Total	450,000	0.0992

Month	Total number of Shares redeemed	Average ounces of gold per Share
January 2010	—	—
February 2010	—	—
March 2010	—	—
April 2010	—	—
May 2010	—	—
June 2010	50,000	0.0997
July 2010	—	—
August 2010	—	—
September 2010	—	—
October 2010	—	—
November 2010	—	—
December 2010	—	—

Total	50,000	0.0997

Item 6. Selected Financial Data.

The following selected financial data for the Reporting Period should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2011	December 31, 2010	December 31, 2009*

Total assets	$1,376,845,277	$971,070,331	$327,645,920
Total gain on gold	$16,729,149	$747,885	$1,566,531
Net gain / (loss) from operations	$10,873,288	$(1,791,997)	$1,273,268
Weighted average number of Shares	9,551,507	5,195,890	1,942,149
Net gain / (loss) per Share	$1.14	$(0.34)	$0.66
Net cash provided by operating activities	$—	$—	$—

* For the period from September 1, 2009 to December 31, 2009.

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

The Trust is a passive investment vehicle and the objective of the Trust is for the value of each Share to approximately reflect, at any given time, the price of the gold bullion owned by the Trust, less the Trust’s liabilities (anticipated to be principally for accrued operating expenses), divided by the number of outstanding Shares. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of gold.

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

NAV per Share vs. 1/10th Gold Fix from Inception to December 31, 2011

The divergence of the NAV per Share from the gold price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

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

	December 31, 2011	December 31, 2010

Investment in gold - average cost	$1,376,845,277	$971,070,331
Unrealized gain on investment in gold	$301,078,135	$186,816,986

Investment in gold - market value	$1,677,923,412	$1,157,887,317

Inspection of Gold

Under the Custody Agreements, the Sponsor has exercised its right to visit the Custodian, in order to examine the gold and the records maintained by the Custodian. The inspection held as of December 31, 2011 by Inspectorate, a leading commodity inspection and testing company, confirmed that the Custodian’s records of gold held in the vault were accurate.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At December 31, 2011 and 2010 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2011	December 31, 2010	December 31, 2009*

Total gain on gold	$16,729,149	$747,885	$1,556,531
Net gain / (loss) from operations	$10,873,288	$(1,791,997)	$1,273,268
Net cash provided by operating activities	$—	$—	$—

*Period from September 1, 2009

The year ended December 31, 2011

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $1,157,505,203 at December 31, 2010 to $1,677,362,792 at December 31, 2011, a 44.91% increase for the year. The increase in the Trust’s NAV resulted primarily from a increase in the price per ounce of gold, which increased 11.65% from $1,410.25 at December 31, 2010 to $1,574.50 at December 31, 2011, and a increase in outstanding Shares, which rose from 8,250,000 Shares at December 31, 2010 to 10,750,000 Shares at December 31, 2011, a result of 2,950,000 Shares (59 Baskets) being created and 450,000 Shares (9 Baskets) being redeemed during the year.

NAV per Share increased 11.21% from $140.30 at December 31, 2010 to $156.03 at December 31, 2011. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $5,855,861 for the year, or 0.39% of the Trust’s assets on an annualized basis.

Sponsor’s Fees increased 130.56% from $2,539,882 for the year ended December 31, 2010 to $5,855,861 for the year ended December 31, 2011. This increase relates to an increase in the price per ounce of gold and an increase in the average NAV for the year.

The NAV per Share of $188.03 at September 6, 2011 was the highest during the year, compared with a low of $131.19 at January 28, 2011.

Net gain from operations for the year ended December 31, 2011 was $10,873,288, resulting from a net gain of $1,217,680 on the transfer of gold to pay expenses and a net gain of $15,511,469 on gold distributed for the redemption of Shares, offset by Sponsor’s Fees of $5,855,861. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2011.

The year ended December 31, 2010

The Trust’s NAV increased from $336,294,290 at December 31, 2009 to $1,157,505,203 at December 31, 2010, a 244.19% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 27.74% from $1,104.00 at December 31, 2009 to $1,410.25 at December 31, 2010, and an increase in outstanding Shares, which rose from 3,050,000 Shares at December 31, 2009 to 8,250,000 Shares at December 31, 2010, a consequence of 5,250,000 Shares (105 Baskets) being created and 50,000 Shares (1 Basket) being redeemed during the year.

NAV per Share increased 27.24% from $110.26 at December 31, 2009 to $140.30 at December 31, 2010. The increase in the Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s fees, which were $2,539,882 for the year, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $141.45 at November 9, 2010 was the highest during the year, compared with a low of $105.63 at February 5, 2010.

Net loss for the year ended December 31, 2010 was $1,791,997, resulting from a net gain of $186,497 on the transfer of gold to pay expenses and a net gain of $561,388 on gold distributed for the redemption of Shares, offset by Sponsor’s Fees of $2,539,882. Other than the Sponsor’s Fees, the Trust had no expenses during the year ended December 31, 2010.

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

The Trust’s NAV grew from $9,994,893 at September 9, 2009 to $336,294,290 at December 31, 2009, a 3,264.66% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 10.46% from $999.50 at September 9, 2009 to $1,104.00 at December 31, 2009 and an increase in outstanding shares, which rose from 100,000 shares at September 9, 2009 to 3,050,000 shares at December 31, 2009, a consequence of 3,200,000 shares (64 Baskets) being created and 250,000 shares (5 Baskets) being redeemed during the period.

The Trust’s NAV per Share increased 10.32% from $99.95 at September 9, 2009 to $110.26 at December 31, 2009 relates directly to the increase in the price per ounce of gold, which rose 10.46%. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $293,263 for the period, or 0.39% of the Trust’s assets on an annualized basis.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year ended December 31, 2011

	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31

Revenues
Value of gold transferred to pay expenses	$1,100,821	$1,296,347	$1,522,072	$1,732,571	$5,651,811
Cost of gold transferred to pay expenses	(946,203)	(1,052,200)	(1,154,393)	(1,281,335)	(4,434,131)

Gain on gold transferred to pay expenses	154,618	244,147	367,679	451,236	1,217,680

Gain on gold distributed for the redemption of Shares	1,434,889	—	10,923,956	3,152,624	15,511,469

	$1,589,507	$244,147	$11,291,635	$3,603,860	$16,729,149

Expenses
Sponsor’s fee	$1,141,622	$1,311,536	$1,611,203	$1,791,500	$5,855,861

Total expenses	$1,141,622	$1,311,536	$1,611,203	$1,791,500	$5,855,861

Net gain / (loss) from operations	$447,885	$(1,067,389)	$9,680,432	$1,812,360	$10,873,288

Net gain / (loss) per Share	$0.05	$(0.12)	$0.97	$0.17	$1.14

Weighted average number of Shares	8,564,444	9,076,374	9,945,109	10,593,478	9,551,507

Year ended December 31, 2010

	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31

Revenues
Value of gold transferred to pay expenses	$203,868	$388,451	$604,006	$960,375	$2,156,700
Cost of gold transferred to pay expenses	(198,158)	(365,260)	(562,836)	(843,949)	(1,970,203)

Gain on gold transferred to pay expenses	5,710	23,191	41,170	116,426	186,497

Gain / (loss) on gold distributed for the redemption of Shares	—	573,615	—	(12,227)	561,388

	$5,710	$596,806	$41,170	$104,199	$747,885
Expenses
Sponsor’s fee	$323,426	$445,181	$714,762	$1,056,513	$2,539,882

Total expenses	$323,426	$445,181	$714,762	$1,056,513	$2,539,882

Net (loss) / gain from operations	$(317,716)	$151,625	$(673,592)	$(952,314)	$(1,791,997)

Net (loss) / gain per Share	$(0.10)	$0.04	$(0.11)	$(0.12)	$(0.34)

Weighted average number of Shares	3,171,667	3,817,033	5,905,978	7,829,891	5,195,890

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-11 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2011.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2011, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2011.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Gold Trust

We have audited the internal control over financial reporting of ETFS Gold Trust (the “Trust”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Trust as of and for the year ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 28, 2012

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2011, information with respect to each person known to own beneficially more than 5% of the outstanding Shares of the Trust:

Under the Trust Agreement, Shareholders have no voting rights, except in limited circumstances. The Trustee may terminate the Trust upon the agreement of Shareholders owning at least 75% of the outstanding Shares.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class

BlackRock, Inc. 40 East 52nd Street New York, NY 10022	2,112,871	19.65%

Security Ownership of Management

The Trustee does not beneficially own any of the Trust Shares.

Change In Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Audit fees	$52,500	$90,000
Audit related fees	13,750	45,000

	$66,250	$135,000

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor.

None of the hours expended by Deloitte & Touche LLP to audit the Trust’s financial statements for the fiscal period ended December 31, 2011 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description

4.1	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158221 on September 1, 2009

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Report on Form 10K for the fiscal year ended December 31, 2011.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158221 on September 1, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158221 on September 1, 2009

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158221 on September 1, 2009

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158221 on September 1, 2009

10.4	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158221 on September 1, 2009

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ETFS GOLD TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition at December 31, 2011 and December 31, 2010	F-3

Statements of Operations for the years ended December 31, 2011 and 2010 and for the period September 1, 2009 through December 31, 2009	F-4

Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period September 1, 2009 through December 31, 2009	F-5

Statements of Changes in Shareholders’ Deficit for the years ended December 31, 2011 and 2010 and for the period September 1, 2009 through December 31, 2009	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Gold Trust:

We have audited the accompanying statements of financial condition of ETFS Gold Trust (the “Trust”) as of December 31, 2011 and 2010, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2011 and 2010 and the period September 1, 2009 (date of inception) to December 31, 2009. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ETFS Gold Trust at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and the period September 1, 2009 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 28, 2012

ETFS GOLD TRUST

Statements of Financial Condition
At December 31, 2011 and December 31, 2010

	December 31, 2011	December 31, 2010
ASSETS
Investment in gold (1)	$1,376,845,277	$971,070,331

Total assets	$1,376,845,277	$971,070,331

LIABILITIES
Accounts payable to Sponsor	$560,620	$382,114

Total liabilities	560,620	382,114

REDEEMABLE SHARES
Shares at redemption value to investors (2)	1,677,362,792	1,157,505,203
Shareholders’ deficit	(301,078,135)	(186,816,986)

Total liabilities, redeemable shares & shareholders’ deficit	$1,376,845,277	$971,070,331

(1)	The market value of investment in gold at December 31, 2011 was $1,677,923,412 and as at December 31, 2010 was $1,157,887,317.

(2)	Authorized share capital is unlimited and no par value per Share. Shares issued and outstanding at December 31, 2011 were 10,750,000 and at December 31, 2010 were 8,250,000.

See Notes to the Financial Statements.

ETFS GOLD TRUST

Statements of Operations
For the years ended December 31, 2011 and 2010 and the period September 1, 2009* through December 31, 2009

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period September 1, 2009* through December 31, 2009
REVENUES

Value of gold transferred to pay expenses	$5,651,811	$2,156,700	$293,263
Cost of gold transferred to pay expenses	(4,434,131)	(1,970,203)	(272,373)

Gain on gold transferred to pay expenses	1,217,680	186,497	20,890

Gain on gold distributed for the redemption of Shares	15,511,469	561,388	1,545,641

Total gain on gold	16,729,149	747,885	1,566,531

EXPENSES

Sponsor’s fee	5,855,861	2,539,882	293,263

Total expenses	5,855,861	2,539,882	293,263

Net gain / (loss) from operations	$10,873,288	$(1,791,997)	$1,273,268

Net gain / (loss) per Share	$1.14	$(0.34)	$0.66

Weighted average number of Shares	9,551,507	5,195,890	1,942,149

* Date of Inception.

See Notes to the Financial Statements.

ETFS GOLD TRUST

Statements of Cash Flows
For the years ended December 31, 2011 and 2010 and the period September 1, 2009* through December 31, 2009

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period September 1, 2009* Through December 31, 2009
INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of gold	$—	$—	$—
Cash expenses paid	—	—	—

Increase in cash resulting from operations	$—	$—	$—

Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of gold received for creation of Shares	$466,052,746	$650,946,846	$354,780,028

Value of gold distributed for redemption of Shares - at average cost	$55,843,669	$5,552,232	$26,861,735

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net gain / (loss) from operations	$10,873,288	$(1,791,997)	$1,273,268
Adjustments to reconcile net gain / (loss) to net cash provided by operating activities:
Increase in gold assets	(405,774,946)	(643,424,411)	(327,645,920)
Increase in amounts payable to Sponsor	178,506	382,114	—
Increase / (decrease) in redeemable Shares:
Creations	466,052,755	650,947,913	354,760,532
Redemptions	(71,329,603)	(6,113,619)	(28,387,880)

Net cash provided by operating activities	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEM:

Value of gold transferred to pay expenses	$5,651,811	$2,156,700	$293,263

* Date of Inception

See Notes to the Financial Statements.

ETFS GOLD TRUST

Statements of Changes in Shareholders’ Deficit
For the years ended December 31, 2011 and 2010 and the period September 1, 2009* through December 31, 2009

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period September 1, 2009 through December 31, 2009*

Shareholders’ deficit - opening balance	$(186,816,986)	$(8,648,370)	$—
Net gain/(loss) for the year	10,873,288	(1,791,997)	1,273,268
Adjustment of redeemable Shares to redemption value	(125,134,437)	(176,376,619)	(9,921,638)

Shareholders’ deficit – closing balance	$(301,078,135)	$(186,816,986)	$(8,648,370)

* Date of Inception

See Notes to the Financial Statements.

ETFS GOLD TRUST

Notes to the Financial Statements

1. Organization

The ETFS Gold Trust (the “Trust”) is an investment trust formed on September 1, 2009, under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds gold bullion and issues ETFS Physical Swiss Gold Shares (the “Shares”) (in minimum blocks of 50,000 Shares, referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company that is a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

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

The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Investment in gold-average cost	$1,376,845,277	$971,070,331

Unrealized gain on investment in gold	301,078,135	186,816,986

Investment in gold-market value	$1,677,923,412	$1,157,887,317

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

	December 31, 2011	December 31, 2010

Gold receivable	$—	$—

Gold payable	$—	$—

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

ETFS GOLD TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (continued)

2.3. Creations and Redemptions of Shares (continued)

Changes in the Shares for the years ended December 31, 2011 and 2010 and the period from September 1, 2009 (the “Date of Inception”) through December 31, 2009 are as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period September 1, 2009* through December 31, 2009
Number of Redeemable Shares:
Opening Balance	8,250,000	3,050,000	—
Creations	2,950,000	5,250,000	3,300,000
Redemptions	(450,000)	(50,000)	(250,000)

Closing Balance	10,750,000	8,250,000	3,050,000

Redeemable Shares:
Opening balance	$1,157,505,203	$336,294,290	$—
Creations	466,052,755	650,947,913	354,760,532
Redemptions	(71,329,603)	(6,113,619)	(28,387,880)
Adjustment to redemption value	125,134,437	176,376,619	9,921,638

Closing balance	$1,677,362,792	$1,157,505,203	$336,294,290

Redemption value per Share at period end	$156.03	$140.30	$110.26

* Date of Inception

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

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor have evaluated the application of ASC 740 to the Trust, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Sponsor has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

ETFS GOLD TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (continued)

2.6. Investment in Gold

Changes in ounces of gold and the respective values for the years ended December 31, 2011 and 2010 and for the period from September 1, 2009* through December 31, 2009 are as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period September 1, 2009* through December 31, 2009
Ounces of gold:
Opening balance	821,051.2	304,614.4	—
Creations	292,915.5	523,161.0	329,852.1
Redemptions	(44,662.3)	(4,984.6)	(24,973.5)
Transfers of gold	(3,617.9)	(1,739.6)	(264.2)

Closing Balance	1,065,686.5	821,051.2	304,614.4

Investment in gold (lower of cost or market):
Opening balance	$971,070,331	$327,645,920	$—
Creations	466,052,746	650,946,846	354,780,028
Redemptions	(55,843,669)	(5,552,232)	(26,861,735)
Transfers of gold	(4,434,131)	(1,970,203)	(272,373)

Closing Balance	$1,376,845,277	$971,070,331	$327,645,920

* Date of Inception

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

For the year ended December 31, 2011, the Sponsor’s Fee was $5,855,861 (Year ended December 31, 2010: $2,539,882; period ended December 2009: $293,263).

At December 31, 2011 $560,620 was payable to the Sponsor (2010: $382,114).

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

ETFS GOLD TRUST

Notes to the Financial Statements

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

Date:       February 29, 2012

/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date:       February 29, 2012

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.