Form 10-Q
period 2012-06-30
ETFS Gold Trust
filed 2012-08-09
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___________ to _____________

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
Yes ☒ No ☐

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

As of August 7, 2012, ETFS Gold Trust has 11,200,000 ETFS Physical Swiss Gold Shares outstanding.

ETFS GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

ETFS GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011 (3)
ASSETS

Investment in gold (1)	$1,450,117,976	$1,376,845,277

Total assets	$1,450,117,976	$1,376,845,277

LIABILITIES

Fees payable to Sponsor	$564,731	$560,620

Total liabilities	564,731	560,620

REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT

Shares at redemption value to investors (2)	1,762,866,605	1,677,362,792
Shareholders’ deficit	(313,313,360)	(301,078,135)

Total liabilities, redeemable Shares and shareholders’ deficit	$1,450,117,976	$1,376,845,277

(1)	The market value of investment in gold at June 30, 2012 was $1,763,431,336 and at December 31, 2011 was $1,677,923,412.

(2)	Authorized share capital is unlimited with no par value per share. Shares issued and outstanding at June 30, 2012 were 11,150,000 and at December 31, 2011 were 10,750,000.

(3)	Derived from audited Statement of Financial Condition as of December 31, 2011.

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

REVENUES
Value of gold transferred to pay expenses	$1,767,947	$1,296,347	$3,496,953	$2,397,168
Cost of gold transferred to pay expenses	(1,416,336)	(1,052,200)	(2,774,568)	(1,998,403)

Gain on gold transferred to pay expenses	351,611	244,147	722,385	398,765
Gain on gold distributed for the redemption of Shares	3,363,421	—	8,563,054	1,434,889

Total gain on gold	3,715,032	244,147	9,285,439	1,833,654

EXPENSES
Sponsor’s Fee	1,722,879	1,311,536	3,501,060	2,453,158

Total expenses	1,722,879	1,311,536	3,501,060	2,453,158

Net gain / (loss) from operations	$1,992,153	$(1,067,389)	$5,784,379	$(619,504)

Net gain / (loss) per Share	$0.18	$(0.12)	$0.52	$(0.07)

Weighted average number of Shares	11,084,615	9,076,374	11,031,044	8,821,823

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of gold	$—	$—	$—	$—
Cash expenses paid	—	—	—	—

Increase in cash resulting from operations	$—	$—	$—	$—

Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of gold received for creation of Shares	$22,855,339	$30,215,575	$108,504,553	$154,351,243

Value of gold distributed for redemption of Shares - at average cost	$12,979,422	$—	$32,457,286	$11,762,856

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net gain / (loss) from operations	$1,992,153	$(1,067,389)	$5,784,379	(619,504)
Adjustments to reconcile net gain / (loss) to net cash provided by operating activities:
Increase in gold assets	(8,459,580)	(29,163,375)	(73,272,699)	(140,589,984)
(Decrease) / increase in amounts payable to Sponsor	(45,070)	15,187	4,111	55,988
Increase / (decrease) in redeemable Shares:
Creations	22,855,340	30,215,577	108,504,551	154,351,245
Redemptions	(16,342,843)	—	(41,020,342)	(13,197,745)

Net cash provided by operating activities	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of gold transferred to pay expenses	$1,767,947	$1,296,347	$3,496,953	2,397,168

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the six months ended June 30, 2012

Six Months Ended June 30, 2012

Shareholders’ deficit - opening balance	$(301,078,135)
Net gain for the period	5,784,379
Adjustment of redeemable Shares to redemption value	(18,019,604)

Shareholders’ deficit - closing balance	$(313,313,360)

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

ETFS GOLD TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Gold (Continued)

The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Investment in gold - average cost	$1,450,117,976	$1,376,845,277
Unrealized gain on investment in gold	313,313,360	301,078,135

Investment in gold - market value	$1,763,431,336	$1,677,923,412

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

2.2. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date. There was no gold receivable or payable at June 30, 2012 and December 31, 2011.

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

The Shares of the Trust are classified as “Redeemable Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. When gold is exchanged in settlement of a redemption, a gain or loss in the amount of the difference between the market value on the trade date and the historical cost is recorded through the Condensed Statement of Operations.

Changes in the Shares for the six months ended June 30, 2012 and for the year ended December 31, 2011 are set out below:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011

Number of redeemable Shares
Opening balance	10,750,000	8,250,000
Creations	650,000	2,950,000
Redemptions	(250,000)	(450,000)

Closing balance	11,150,000	10,750,000

Redeemable Shares
Opening balance	$1,677,362,792	$1,157,505,203
Creations	108,504,551	466,052,755
Redemptions	(41,020,342)	(71,329,603)
Adjustments to redemption value	18,019,604	125,134,437

Closing balance	$1,762,866,605	$1,677,362,792

Redemption value per Share at period end	$158.10	$156.03

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2012 and December 31, 2011.

2.6. Investment in Gold

Changes in ounces of gold and the respective values for the six months ended June 30, 2012 and for the year ended December 31, 2011 are set out below:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011

Ounces of gold
Opening balance	1,065,686.5	821,051.2
Creations	64,366.6	292,915.5
Redemptions	(24,749.8)	(44,662.3)
Transfers of gold	(2,124.5)	(3,617.9)

Closing balance	1,103,178.8	1,065,686.5

Investment in gold (lower of cost or market value)
Opening balance	$1,376,845,277	$971,070,331
Creations	108,504,553	466,052,746
Redemptions	(32,457,286)	(55,843,669)
Transfers of gold	(2,774,568)	(4,434,131)

Closing balance	$1,450,117,976	$1,376,845,277

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

For the three months ended June 30, 2012 and June 30, 2011 the Sponsor’s Fee was $1,722,879 and $1,311,536, respectively. For the six months ended June 30, 2012 and June 30, 2011 the Sponsor’s Fee was $3,501,060 and $2,453,158, respectively. At June 30, 2012 and at December 31, 2011, the fees payable to the Sponsor were $564,731 and $560,620, respectively.

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

The Quarter Ended June 30, 2012

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $1,826,999,894 at March 31, 2012 to $1,762,866,605 at June 30, 2012, a 3.51% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, which fell 3.85% from $1,662.50 at March 31, 2012 to $1,598.50 at June 30, 2012.

There was an increase in outstanding Shares from 11,100,000 Shares at March 31, 2012 to 11,150,000 Shares at June 30, 2012, a result of 150,000 Shares (3 Baskets) being created and 100,000 Shares (2 Baskets) being redeemed during the quarter.

NAV per Share decreased 3.94% from $164.59 at March 31, 2012 to $158.10 at June 30, 2012. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $1,722,879 for the quarter, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $166.08 at April 2, 2012 was the highest during the quarter, compared with a low of $152.37 at May 30, 2012.

Net gain from operations for the quarter ended June 30, 2012 was $1,992,153, resulting from a net gain of $351,611 on the transfer of gold to pay expenses and a net gain of $3,363,421 on gold distributed for the redemption of Shares, offset by Sponsor’s Fees of $1,722,879. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2012.

The Six Months Ended June 30, 2012

The Trust’s NAV increased from $1,677,362,792 at December 31, 2011 to $1,762,866,605 at June 30, 2012, a 5.10% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 1.52% from $1,574.50 at December 31, 2011 to $1,598.50 at June 30, 2012 and an increase in outstanding Shares, which increased from 10,750,000 Shares at December 31, 2011 to 11,150,000 Shares at June 30, 2012, a result of 650,000 Shares (13 Baskets) being created and 250,000 Shares (5 Baskets) being redeemed during the period.

NAV per Share increased 1.33% from $156.03 at December 31, 2011 to $158.10 at June 30, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $3,501,060 for the period, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $176.39 at February 28, 2012 was the highest during the period, compared with a low of $152.37 at May 30, 2012.

Net gain from operations for the period ended June 30, 2012 was $5,784,379, resulting from a net gain of $722,385 on the transfer of gold to pay expenses and a net gain of $8,563,054 on gold distributed for the redemption of Shares, offset by Sponsor’s Fees of $3,501,060. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2012.

ETFS GOLD TRUST

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2012 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2012, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2012:

                    3 Baskets were created.

                    2 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Gold Per Share

April 2012	2	100,000	0.0990
May 2012	—	—	—
June 2012	—	—	—

Total	2	100,000	0.0990

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust

(Registrant)

Date: August 9, 2012	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.