Form 10-Q
period 2012-09-30
ETFS Gold Trust
filed 2012-11-09
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Yes ☐ No ☒

As of November 7, 2012, ETFS Gold Trust had 11,300,000 ETFS Physical Swiss Gold Shares outstanding.

ETFS GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

ETFS GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011 (3)

ASSETS
Investment in gold (1)	$1,481,533,529	$1,376,845,277
Gold receivable	17,549,398	-
Total assets	$1,499,082,927	$1,376,845,277

LIABILITIES
Fees payable to Sponsor	$630,197	$560,620
Total liabilities	630,197	560,620

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	2,000,567,329	1,677,362,792
Shareholders' deficit	(502,114,599)	(301,078,135)
Total liabilities, redeemable Shares & shareholders' deficit	$1,499,082,927	$1,376,845,277

(1)  The investment in gold is valued at the lower of cost or market. Refer to note 2.1 for a breakdown of cost and market value of the investment in gold.

(2)  Authorized share capital is unlimited with no par value per share. Shares issued and outstanding at September 30, 2012 were 11,400,000 and at December 31, 2011 were 10,750,000.

(3)  Derived from audited Statement of Financial Condition as of December 31, 2011.

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

REVENUES
Value of gold transferred to pay expenses	$1,737,524	$1,522,072	$5,234,477	$3,919,240
Cost of gold transferred to pay expenses	(1,424,198)	(1,154,393)	(4,198,766)	(3,152,796)
Gain on gold transferred to pay expenses	313,326	367,679	1,035,711	766,444

Gain on gold distributed for the redemption of Shares	5,917,532	10,923,956	14,480,586	12,358,845
Total gain on gold	6,230,858	11,291,635	15,516,297	13,125,289

EXPENSES
Sponsor's Fee	1,802,987	1,611,203	5,304,047	4,064,361
Total expenses	1,802,987	1,611,203	5,304,047	4,064,361

Net gain from operations	$4,427,871	$9,680,432	$10,212,250	$9,060,928

Net gain per Share	$0.40	$0.97	$0.92	$0.98

Weighted average number of Shares	11,160,326	9,945,109	11,074,453	9,200,366

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of gold	$-	$-	$-	$-
Cash expenses paid	-	-	-	-
Increase in cash resulting from operations	-	-	-	-

Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of Shares - net of gold receivable	$58,855,898	$192,315,111	$167,360,452	$346,666,349

Value of gold distributed for redemption of Shares - at average cost - net of gold payable	$26,016,147	$31,276,133	$58,473,434	$43,038,989

RECONCILIATION OF NET GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net gain from operations	$4,427,871	$9,680,432	$10,212,250	$9,060,928
Adjustments to reconcile net gain to net cash provided by operating activities:
Increase in gold assets	(31,415,553)	(159,884,580)	(104,688,252)	(300,474,564)
Increase in gold receivable	(17,549,398)	-	(17,549,398)	-
Increase in fees payable to Sponsor	65,466	89,125	69,577	145,113
Increase / (decrease) in redeemable Shares:
Creations	76,405,296	192,315,111	184,909,847	346,666,356
Redemptions	(31,933,682)	(42,200,088)	(72,954,024)	(55,397,833)
Net cash provided by operating activities	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of gold transferred to pay expenses	$1,737,524	$1,522,072	$5,234,477	$3,919,240

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the nine months ended September 30, 2012

Nine Months
Ended
September 30, 2012

Shareholders' deficit - opening balance	$(301,078,135)
Net gain for the period	10,212,250
Adjustment of redeemable Shares to redemption value	(211,248,714)
Shareholders' deficit - closing balance	$(502,114,599)

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Investment in gold - average cost	$1,481,533,529	$1,376,845,277
Unrealized gain on investment in gold	502,114,599	301,078,135
Investment in gold - market value	$1,983,648,128	$1,677,923,412

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

2.2. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date. Gold receivable or payable at September 30, 2012 and December 31, 2011 is set out below:

	September 30, 2012	December 31, 2011

Gold receivable	$17,549,398	$-

Gold payable	$-	$-

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

Changes in the Shares for the nine months ended September 30, 2012 and for the year ended December 31, 2011 are set out below:

	Nine Months	Year
	Ended	Ended
	September 30, 2012	December 31, 2011
Number of redeemable Shares
Opening balance	10,750,000	8,250,000
Creations	1,100,000	2,950,000
Redemptions	(450,000)	(450,000)
Closing balance	11,400,000	10,750,000

Redeemable Shares
Opening balance	$1,677,362,792	$1,157,505,203
Creations	184,909,847	466,052,755
Redemptions	(72,954,024)	(71,329,603)
Adjustment to redemption value	211,248,714	125,134,437
Closing balance	$2,000,567,329	$1,677,362,792

Redemption value per Share at period end	$175.49	$156.03

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2012 and December 31, 2011.

2.6. Investment in Gold

Changes in ounces of gold and the respective values for the nine months ended September 30, 2012 and for the year ended December 31, 2011 are set out below:

	Nine Months	Year
	Ended	Ended
	September 30, 2012	December 31, 2011
Ounces of gold
Opening balance	1,065,686.5	821,051.2
Creations (excluding gold receivable at September 30, 2012 - 9,881.4 oz)	98,961.9	292,915.5
Redemptions	(44,523.0)	(44,662.3)
Transfers of gold	(3,206.4)	(3,617.9)
Closing balance	1,116,919.0	1,065,686.5

Investment in gold (lower of cost or market value)
Opening balance	$1,376,845,277	$971,070,331
Creations (excluding gold receivable at September 30, 2012 - $17,420,940)*	167,360,452	466,052,746
Redemptions	(58,473,434)	(55,843,669)
Transfers of gold	(4,198,766)	(4,434,131)
Closing balance	$1,481,533,529	$1,376,845,277

*Market value of gold receivable at September 30, 2012 - $17,549,398.

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

For the three months ended September 30, 2012 and 2011 the Sponsor’s Fee was $1,802,987 and $1,611,203, respectively. For the nine months ended September 30, 2012 and 2011 the Sponsor’s Fee was $5,304,047 and $4,064,361, respectively. At September 30, 2012 and at December 31, 2011, the fees payable to the Sponsor were $630,197 and $560,620, respectively.

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

The Quarter Ended September 30, 2012

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $1,762,866,605 at June 30, 2012 to $2,000,567,329 at September 30, 2012, a 13.48%  increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 11.10% from $1,598.50 at June 30, 2012 to $1,776.00 at September 30, 2012 and an increase in outstanding Shares, which rose from 11,150,000 Shares at June 30, 2012 to 11,400,000 Shares at September 30, 2012, a result of 450,000 Shares (9  Baskets) being created and 200,000 Shares (4  Baskets) being redeemed during the quarter.

NAV per Share increased 11.00% from $158.10 at June 30, 2012 to $175.49 at September 30, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $1,802,987 for the quarter, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $176.35 at September 21, 2012 was the highest during the quarter, compared with a low of $153.91 at July 12, 2012.

Net gain from operations for the quarter ended September 30, 2012 was $4,427,871, resulting from a net gain of $313,326 on the transfer of gold to pay expenses and a gain of $5,917,532 on gold distributed for the redemption of Shares, offset by Sponsor’s Fees of $1,802,987. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2012.

The Nine Months Ended September 30, 2012

The Trust’s NAV increased from $1,677,362,792 at December 31, 2011 to $2,000,567,329 at September 30, 2012, a 19.27% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 12.80% from $1,574.50 at December 31, 2011 to $1,776.00 at September 30, 2012 and an increase in outstanding Shares, which increased from 10,750,000 Shares at December 31, 2011 to 11,400,000 Shares at September 30, 2012, a result of 1,100,000 Shares (22 Baskets) being created and 450,000 Shares (9  Baskets) being redeemed during the period.

NAV per Share increased 12.47% from $156.03 at December 31, 2011 to $175.49 at September 30, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $5,304,047 for the period, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $176.39 at February 28, 2012 was the highest during the period, compared with a low of $152.37 at May 30, 2012.

Net gain from operations for the period ended September 30, 2012 was $10,212,250, resulting from a net gain of $1,035,711 on the transfer of gold to pay expenses and a net gain of $14,480,586 on gold distributed for the redemption of Shares, offset by Sponsor’s Fees of $5,304,047. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2012.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2012 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2012, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2012:

9 Baskets were created.

4 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Gold Per Share
July 2012	-	-	-
August 2012	4	200,000	0.0989
September 2012	-	-	-
Total	4	200,000	0.0989

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust

(Registrant)

Date: November 9, 2012	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.