Form 10-Q
period 2013-03-31
ETFS Gold Trust
filed 2013-05-08
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Yes ☐ No ☒

As of May 6, 2013, ETFS Gold Trust had 11,400,000 ETFS Physical Swiss Gold Shares outstanding.

ETFS GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

ETFS GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012 (3)
(Amounts in 000's of US$)
ASSETS
Investment in gold (1)	$1,555,077	$1,561,925
Total assets	$1,555,077	$1,561,925

LIABILITIES
Fees payable to Sponsor	$610	$631
Total liabilities	610	631

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	1,844,127	1,930,056
Shareholders' deficit	(289,660)	(368,762)
Total liabilities, redeemable Shares & shareholders' deficit	$1,555,077	$1,561,925

(1)  The investment in gold is valued at the lower of cost or market. Refer to note 2.1 for a breakdown of cost and market value of the investment in gold.

(2)  Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2013 were 11,700,000 and at December 31, 2012 were 11,750,000.

(3)  Derived from audited Statement of Financial Condition as of December 31, 2012.

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2013 and 2012

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
(Amounts in 000's of US$ except for Share and per Share data)
REVENUES
Value of gold transferred to pay expenses	$1,833	$1,729
Cost of gold transferred to pay expenses	(1,491)	(1,358)
Gain on gold transferred to pay expenses	342	371

Gain on gold distributed for the redemption of Shares	3,108	5,199
Total gain on gold	3,450	5,570

EXPENSES
Sponsor's Fee	1,812	1,778
Total expenses	1,812	1,778

Net gain from operations	$1,638	$3,792

Net gain per Share	$0.14	$0.35

Weighted average number of Shares	11,677,222	10,977,473

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2013 and 2012

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of gold	$-	$-
Cash expenses paid	-	-
Increase in cash resulting from operations	-	-

Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of Shares	$7,929	$85,649

Value of gold distributed for redemption of Shares - at average cost	$13,286	$19,478

RECONCILIATION OF NET GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net gain from operations	$1,638	$3,792
Adjustments to reconcile net gain to net cash provided by operating activities:
Decrease / (increase) in gold assets	6,848	(64,813)
(Decrease) / increase in fees payable to Sponsor	(21)	49
Increase / (decrease) in redeemable Shares:
Creations	7,929	85,649
Redemptions	(16,394)	(24,677)
Net cash provided by operating activities	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of gold transferred to pay expenses	$1,833	$1,729

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the three months ended March 31, 2013

Three Months
Ended
March 31, 2013
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(368,762)
Net gain for the period	1,638
Adjustment of redeemable Shares to redemption value	77,464
Shareholders' deficit - closing balance	$(289,660)

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in gold - average cost	$1,555,077	$1,561,925
Unrealized gain on investment in gold	289,660	368,762
Investment in gold - market value	$1,844,737	$1,930,687

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

There was no gold receivable or payable at March 31, 2013 and December 31, 2012.

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

The amount of gold represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of gold to be delivered or distributed by the Trust. In order to ensure that the correct amount of gold is available at all times to back the Shares, the Sponsor accepts an adjustment to its management fees in the event of any shortfall or excess. For each transaction, this amount is not more than 1/1000th of an ounce.

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

Changes in the Shares for the three months ended March 31, 2013 and for the year ended December 31, 2012 are set out below:

	Three Months	Year
	Ended	Ended
(Amounts in 000's of US$ except for Share and per Share data)	March 31, 2013	December 31, 2012
Number of redeemable Shares
Opening balance	11,750,000	10,750,000
Creations	50,000	1,600,000
Redemptions	(100,000)	(600,000)
Closing balance	11,700,000	11,750,000

Redeemable Shares
Opening balance	$1,930,056	$1,677,363
Creations	7,929	268,941
Redemptions	(16,394)	(98,455)
Adjustment to redemption value	(77,464)	82,207
Closing balance	$1,844,127	$1,930,056

Redemption value per Share at period end	$157.62	$164.26

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2013 and December 31, 2012.

2.6. Investment in Gold

Changes in ounces of gold and the respective values for the three months ended March 31, 2013 and for the year ended December 31, 2012 are set out below:

	Three Months	Year
	Ended	Ended
(Amounts in 000's of US$ except for ounces data)	March 31, 2013	December 31, 2012
Ounces of gold
Opening balance	1,160,268.7	1,065,686.5
Creations	4,931.4	158,216.1
Redemptions	(9,869.2)	(59,341.1)
Transfers of gold to pay expenses	(1,107.5)	(4,292.8)
Closing balance	1,154,223.4	1,160,268.7

Investment in gold (lower of cost or market value)
Opening balance	$1,561,925	$1,376,845
Creations	7,929	268,941
Redemptions	(13,286)	(78,214)
Transfers of gold to pay expenses	(1,491)	(5,647)
Closing balance	$1,555,077	$1,561,925

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

For the three months ended March 31, 2013 and 2012, the Sponsor’s Fee was  $1,811,915 and $1,778,181, respectively. At March 31, 2013 and at December 31, 2012, the fees payable to the Sponsor were $610,274 and $630,835, respectively.

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

The Quarter Ended March 31, 2013

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $1,930,056,244 at December 31, 2012 to $1,844,127,304 at March 31, 2013, a 4.45% decrease  for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, which fell 3.95% from $1,664.00 at December 31, 2012 to $1,598.25 at March 31, 2013, and a decrease in outstanding Shares, which fell from 11,750,000 Shares at December 31, 2012 to 11,700,000 Shares at March 31, 2013, a result of 50,000 Shares (1 Basket) being created and 100,000 Shares (2 Baskets) being redeemed during the quarter.

NAV per Share decreased 4.04% from $164.26 at December 31, 2012 to $157.62 at March 31, 2013. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $1,811,915 for the quarter, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $167.19 at January 2, 2013 was the highest during the quarter, compared with a low of $155.27 at March 6, 2013.

Net gain from operations for the quarter ended March 31, 2013 was $1,638,035, resulting from a net gain of $341,660 on the transfer of gold to pay expenses and a gain of $3,108,290 on gold distributed for the redemption of Shares, offset by Sponsor’s Fees of $1,811,915. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2013 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2013, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2013:

1 Basket was created.

2 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Gold Per Share
January 2013	1	50,000	0.099
February 2013	1	50,000	0.099
March 2013	-	-	-
Total	2	100,000	0.099

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust
(Registrant)

Date: May 8, 2013	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2013	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*          The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.