Form 10-Q
period 2013-09-30
ETFS Gold Trust
filed 2013-11-08
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Yes ☐ No ☒

As of November 6, 2013, ETFS Gold Trust had  9,450,000 ETFS Physical Swiss Gold Shares outstanding.

ETFS GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

ETFS GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012 (3)
(Amounts in 000's of US$)
ASSETS
Investment in gold (1)	$1,260,330	$1,561,925
Total assets	$1,260,330	$1,561,925

LIABILITIES
Fees payable to Sponsor	$407	$631
Total liabilities	407	631

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	1,259,923	1,930,056
Shareholders' deficit	-	(368,762)
Total liabilities, redeemable Shares & shareholders' deficit	$1,260,330	$1,561,925

(1)The investment in gold is valued at the lower of cost or market. Refer to note 2.1 for a breakdown of cost and market value of the investment in gold.

(2)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2013 were 9,650,000 and at December 31, 2012 were 11,750,000.

(3)Derived from audited Statement of Financial Condition as of December 31, 2012.

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(Amounts in 000's of US$ except for Share and per Share data)
REVENUES
Value of gold transferred to pay expenses	$1,280	$1,737	$4,783	$5,234
Cost of gold transferred to pay expenses	(1,303)	(1,424)	(4,293)	(4,199)
(Loss) / gain on gold transferred to pay expenses	(23)	313	490	1,035

(Loss) / gain on gold distributed for the redemption of Shares	(1,316)	5,918	8,436	14,481
Unrealized gain / (loss) on investment in gold	132,675	-	(20,569)	-
Total gain / (loss) on gold	131,336	6,231	(11,643)	15,516

EXPENSES
Sponsor's Fee	1,301	1,803	4,559	5,304
Total expenses	1,301	1,803	4,559	5,304

Net gain / (loss) from operations	$130,035	$4,428	$(16,202)	$10,212

Net gain / (loss) per Share	$13.29	$0.40	$(1.50)	$0.92

Weighted average number of Shares	9,784,239	11,160,326	10,801,648	11,074,453

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of gold	$-	$-	$-	$-
Cash expenses paid	-	-	-	-
Increase in cash resulting from operations	-	-	-	-

Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of Shares	$6,521	$58,856	$22,225	$167,360

Value of gold distributed for redemption of Shares - at average cost	$46,470	$26,016	$298,958	$58,473

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net gain / (loss) from operations	$130,035	$4,428	$(16,202)	$10,212
Adjustments to reconcile net gain / (loss) to net cash provided by operating activities:
(Increase) / decrease in investment in gold	(91,423)	(31,415)	301,595	(104,688)
Increase in gold receivable	-	(17,549)	-	(17,549)
Increase / (decrease) in fees payable to Sponsor	21	65	(224)	69
Increase / (decrease) in redeemable Shares:
Creations	6,521	76,405	22,225	184,910
Redemptions	(45,154)	(31,934)	(307,394)	(72,954)
Net cash provided by operating activities	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of gold transferred to pay expenses	$1,280	$1,737	$4,783	$5,234

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the nine months ended September 30, 2013

Nine Months
Ended
September 30, 2013
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(368,762)
Net loss for the period	(16,202)
Adjustment of redeemable Shares to redemption value	384,964
Shareholders' deficit - closing balance	$-

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in gold - average cost	$1,280,899	$1,561,925
Unrealized (loss) / gain on investment in gold	(20,569)	368,762
Investment in gold - market value	$1,260,330	$1,930,687

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

There was no gold receivable or payable at September 30, 2013 and December 31, 2012.

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

Changes in the Shares for the nine months ended September 30, 2013 and for the year ended December 31, 2012 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$ except for Share and per Share data)	September 30, 2013	December 31, 2012
Number of Redeemable Shares
Opening balance	11,750,000	10,750,000
Creations	150,000	1,600,000
Redemptions	(2,250,000)	(600,000)
Closing balance	9,650,000	11,750,000

Redeemable Shares
Opening balance	$1,930,056	$1,677,363
Creations	22,225	268,941
Redemptions	(307,394)	(98,455)
Adjustment to redemption value	(384,964)	82,207
Closing balance	$1,259,923	$1,930,056

Redemption value per Share at period end	$130.56	$164.26

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2013 and December 31, 2012.

2.6. Investment in Gold

Changes in ounces of gold and the respective values for the nine months ended September 30, 2013 and for the year ended December 31, 2012 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$ except for ounces data)	September 30, 2013	December 31, 2012
Ounces of gold
Opening balance	1,160,268.7	1,065,686.5
Creations	14,786.5	158,216.1
Redemptions	(221,751.7)	(59,341.1)
Transfers of gold to pay expenses	(3,186.5)	(4,292.8)
Closing balance	950,117.0	1,160,268.7

Investment in gold (lower of cost or market value)
Opening balance	$1,561,925	$1,376,845
Creations	22,225	268,941
Redemptions	(298,958)	(78,214)
Transfers of gold to pay expenses	(4,293)	(5,647)
Unrealized loss on investment in gold	(20,569)	-
Closing balance	$1,260,330	$1,561,925

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

For the three months ended September 30, 2013 and 2012 the Sponsor’s Fee was $1,300,748 and $1,802,987, respectively. For the nine months ended September 30, 2013 and 2012 the Sponsor’s Fee was $4,559,244 and $5,304,047, respectively.

At September 30, 2013 and at December 31, 2012, the fees payable to the Sponsor were $407,095 and $630,835, respectively.

2.8. Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued ASU 2013-08, Financial Services –Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company's status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Trust is currently evaluating the impact, if any, this pronouncement would have on the financial statements.

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

The Quarter Ended September 30, 2013

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $1,168,521,092 at June 30, 2013 to $1,259,923,091 at September 30, 2013, a 7.82% increase for the quarter. The increase in the Trust’s NAV resulted primarily from  an increase in the price per ounce of gold, which rose 11.28% from $1,192.00 at June 30, 2013 to $1,326.50 at September 30, 2013, offset by a decrease in outstanding Shares, which fell from 9,950,000 Shares at June 30, 2013 to 9,650,000 Shares at September 30, 2013, a result of 50,000 Shares (1 Basket) being created and 350,000  Shares (7 Baskets) being redeemed during the quarter.

NAV per Share increased 11.17% from $117.44 at June 30, 2013 to $130.56 at September 30, 2013. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $1,300,748 for the quarter, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $139.76 at August 28, 2013 was the highest during the quarter, compared with a low of $119.48 at July 5, 2013.

Net gain from operations for the quarter ended September 30, 2013 was $130,035,247, resulting from an unrealized gain on gold of $132,674,912, offset by a net loss of $23,092 on the transfer of gold to pay expenses, a  loss of $1,315,825 on gold distributed for the redemption of Shares and Sponsor’s Fees of $1,300,748. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2013.

The Nine Months Ended September 30, 2013

The Trust’s NAV decreased  from $1,930,056,244 at December 31, 2012 to $1,259,923,091 at September 30, 2013, a 34.72% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a  decrease in the price per ounce of gold, which fell 20.28% from $1,664.00 at December 31, 2012 to $1,326.50 at September 30, 2013 and a decrease in outstanding Shares, which fell from 11,750,000 Shares at December 31, 2012 to 9,650,000 Shares at September 30, 2013, a result of 150,000 Shares (3 Baskets) being created and 2,250,000 Shares (45 Baskets) being redeemed during the period.

NAV per Share decreased 20.52% from $164.26 at December 31, 2012 to $130.56 at September 30, 2013. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $4,559,244 for the period, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $167.19 at January 2, 2013 was the highest during the period, compared with a low of $117.44 at June 28, 2013.

Net loss from operations for the period ended September 30, 2013 was $16,202,509, resulting from a net gain of $489,538 on the transfer of gold to pay expenses and a gain of $8,436,158 on gold distributed for the redemption of Shares, offset by an unrealized loss on gold of $20,568,962 and Sponsor’s Fees of $4,559,244. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2013 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2013, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2013

1 Basket was created.

7 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Gold Per Share
July 2013	3	150,000	0.099
August 2013	2	100,000	0.098
September 2013	2	100,000	0.098
Total	7	350,000	0.098

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

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust
(Registrant)

Date: November 8, 2013	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.