Form 10-K
period 2013-12-31
ETFS Gold Trust
filed 2014-02-28
CIK 1450923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No 

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

Yes ☒ No 

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

Yes  No ☒

Aggregate market value of the registrant’s shares outstanding held by non-affiliates of the registrant based upon the closing price of a share on June 30, 2013 as reported by the NYSE Arca, Inc. on that date: $1,208,228,500.

As of February 26, 2014, ETFS Gold Trust has 8,700,000 ETFS Physical Swiss Gold Shares outstanding.

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

The Trust’s Shares at redeemable value decreased from $1,930,056,244 at December 31, 2012 to $1,033,745,288 at December 31, 2013, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 11,750,000  Shares at December 31, 2012 to 8,750,000  Shares outstanding at December 31, 2013.

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

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding gold bullion. The Shares offer an investment that:

•Is Easily Accessible. The Shares trade on the NYSE Arca and provide institutional and retail investors with indirect access to the gold bullion market. The Shares are bought and sold on the NYSE Arca like any other exchange-listed securities. The close of the NYSE Arca trading session is 4:00 PM New York time.

•Is Relatively Cost Effective. The Sponsor expects that, for many investors, costs associated with buying and selling the Shares in the secondary market and the payment of the Trust’s ongoing expenses will be lower than the costs associated with buying and selling gold bullion and storing and insuring gold bullion in a traditional allocated gold bullion account.

•Has Minimal Credit Risk. The Shares represent an interest in physical bullion owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole bar or which is held temporarily to effect a creation or redemption of Shares). Physical bullion of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the gold temporarily being held in an unallocated gold account with the Custodian, the physical bullion of the Trust is not subject to counterparty or credit risks. See “Risk Factors—Gold held in the Trust’s unallocated gold account and any Authorized Participant’s unallocated gold account is not segregated from the Custodian’s assets....” This contrasts with most other financial products that gain exposure to bullion through the use of derivatives that are subject to counterparty and credit risks.

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

Overview of the Gold Industry

Gold Supply and Demand

World Gold Supply and Demand 2003–2012 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the last 10 years and is based on information reported by Thomson Reuters GFMS and the World Gold Council.

Gold Supply and Demand

tonnes	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Supply
Mine production	2,623	2,496	2,550	2,482	2,476	2,408	2,589	2,689	2,818	2,861
Official sector sales	620	479	663	365	484	232	34	-	-	-
Recycled gold	986	881	902	1,133	982	1,316	1,695	1,645	1,661	1,616
Net producer hedging	(289)	(438)	(92)	(434)	(444)	(352)	(236)	(103)	7	-
Total Reported Supply	3,940	3,418	4,023	3,546	3,498	3,604	4,277	4,231	4,486	4,477

Demand
Jewelry	2,484	2,616	2,719	2,300	2,423	2,304	1,816	2,020	1,975	1,893
Industrial	386	419	438	468	476	461	410	465	452	407
Investment	350	493	608	683	698	1,204	1,414	1,569	1,715	1,590
Total Bars and Coins	310	400	400	422	444	884	791	1,187	1,530	1,311
ETPs and ETFs	39	133	208	260	253	321	623	382	185	279
Other	720	(110)	258	95	(99)	(365)	637	177	344	587
Total Reported Demand	3,220	3,528	3,765	3,451	3,597	3,969	3,640	4,054	4,142	3,890

Source: GFMS Ltd and World Gold Council

The following are some of the main characteristics of the gold market illustrated by the table:

Over the past ten years, new mine production of gold has experienced a modest rise of around 1 per cent per annum on average. Of the four sources of supply, mine production accounts for nearly 65 per cent. of total supply. Official sector sales have declined sharply over the past five years, as the sector transitioned to being a net buyer of gold per annum. Recycled gold volumes have hovered between 1600 and 1700 tonnes in recent years.

On the demand side, jewelry is clearly the greatest source of demand however jewelry’s contribution to demand has fallen from 77 per cent. to 49 per cent. of demand since 2003. Industrial demand has been relatively constant, contributing between 10 per cent. to 14 per cent. to total demand. The factor to have increased significantly is investment demand with an increase of over 350 per cent. in tonnage terms between 2003 and 2012, partly due to an increase in the gold price and also to the availability of new investment products such as exchange traded commodities.

Historical Chart of the Price of Gold

The price of gold is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of gold in the past are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve gold holdings, agreements among central banks, political uncertainties around the world, and economic concerns.

Operation of the Gold Bullion Market

The global trade in gold consists of Over-the-Counter (OTC) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global gold trading.

Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market-making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The eleven market-making members of the LBMA are: Barclays Bank plc, Credit Suisse, Deutsche Bank AG, HSBC Bank USA, N.A. (through its London branch), Goldman Sachs International, JPMorgan Chase Bank, Merrill Lynch International Bank Limited, The Bank of Nova Scotia – ScotiaMocatta, Société  Générale, Mitsui & Co. Precious Metals Inc, and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

The main centers of the OTC market are London, Zurich and New York. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small gold bars (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. Of the eleven market-making members of the LBMA, six offer clearing services. There are a further 60 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are correct as of the date of this report. These numbers may change from time to time as new members are added and existing members drop out.

In the OTC market, the standard size of gold trades between market makers ranges between 5,000 and 10,000 ounces. Bid-offer spreads are typically 50 US cents per ounce. Certain dealers are willing to offer clients competitive prices for much larger volumes, including trades over 100,000 ounces, although this will vary according to the dealer, the client and market conditions, as transaction costs in the OTC market are negotiable between the parties and therefore vary widely. Cost indicators can be obtained from various information service providers as well as dealers.

Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the gold market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York and other centers coincides with futures and options trading on the COMEX. This period lasts for approximately four hours each New York business day morning.

The London Bullion Market

Although the market for physical gold is distributed globally, most OTC market trades are cleared through London. In addition to coordinating market activities, the LBMA acts as the principal point of contact between the market and its regulators. A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the “London Good Delivery Lists,” which are the lists of LBMA accredited melters and assayers of gold. The LBMA also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

The terms “loco London” gold and “loco Zurich” gold refer to gold physically held in London and Zurich, respectively, that meets the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Gold bars meeting these requirements are described in this annual report from time to time as “London Good Delivery Bars.” The unit of trade in London is the troy ounce, whose conversion between grams is: 1,000 grams equals 32.1507465 troy ounces and 1 troy ounce equals 31.1034768 grams. A London Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. Typically referred to as 400-ounce bars, a London Good Delivery Bar must contain between 350 and 430 fine troy ounces of gold, with a minimum fineness (or purity) of 995 parts per 1,000 (99.5%), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar (expressed in units of 0.025 troy ounces) by the fineness of the bar. A London Good Delivery Bar must also bear the stamp of one of the melters and assayers who are on the LBMA approved list. Unless otherwise specified, the gold spot price always refers to that of a London Good Delivery Bar. Business is generally conducted over the phone and through electronic dealing systems.

Twice daily during London trading hours there is a fix which provides reference gold prices for that day’s trading, often referred to as the “London Fix” for gold. Many long-term contracts will be priced on the basis of either the morning (AM) or afternoon (PM) London Fix and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The London Fix is the most widely used benchmark for daily gold prices and is quoted by various financial information sources.

Formal participation in the London Fix is traditionally limited to five members, each of which is a bullion dealer and a member of the LBMA. The chairmanship now rotates annually among the five member firms. The morning session of the London Fix starts at 10:30 AM London time and the afternoon session starts at 3:00 PM London time. The members of the gold fixing are currently The Bank of Nova Scotia-ScotiaMocatta, Deutsche Bank AG, HSBC Bank USA, NA (London Branch), Société  Générale and Barclays Bank plc. Any other market participant wishing to participate in the trading on the fix is required to do so through one of the five gold fixing members.

Orders are placed either with one of the five fixing members or with another bullion dealer who will then be in contact with a fixing member during the London Fix. The fixing members net-off all orders when communicating their net interest at the fixing. The fix begins with the fixing chairman suggesting a “trying price,” reflecting the market price prevailing at the opening of the fix. This is relayed by the fixing members to their dealing rooms which have direct communication with all interested parties. Any market participant may enter the fixing process at any time, or adjust or withdraw his order. The gold price is adjusted up or down until all the buy and sell orders are matched, at which time the price is declared fixed. All fixing orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media. The London Fix is widely viewed as a full and fair representation of all market interest at the time of the fix.

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

Futures Exchanges

The most significant gold futures exchanges are the COMEX and the Tokyo Commodity Exchange (“TOCOM”). The COMEX is the largest exchange in the world for trading precious metals futures and options and has been trading gold since 1974. The TOCOM has been trading gold since 1982. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the gold represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX operates through a central clearance system. On June 6, 2003, TOCOM adopted a similar clearance system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

Other Exchanges

There are other gold exchange markets, such as the Istanbul Gold Exchange (trading gold since 1995), the Shanghai Gold Exchange (trading gold since 2002), the Hong Kong Chinese Gold & Silver Exchange Society (trading gold since 1918) and the Singapore Mercantile Exchange (trading gold since 2010).

Market Regulation

The global gold markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the United Kingdom, responsibility for the regulation of the financial market participants, including the major participating members of the LBMA, falls under the authority of the Financial Conduct Authority (“FCA”) as provided by the Financial Services and Markets Act 2000 (FSM Act). Under this act, all UK-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls.

The FCA is responsible for regulating investment products, including derivatives, and those who deal in investment products. Regulation of spot, commercial forwards, and deposits of gold and silver not covered by the FSM Act is provided for by The London Code of Conduct for Non-Investment Products, which was established by market participants in conjunction with the Bank of England.

The TOCOM has authority to perform financial and operational surveillance on its members’ trading activities, scrutinize positions held by members and large-scale customers, and monitor the price movements of futures markets by comparing them with cash and other derivative markets’ prices. To act as a Futures Commission Merchant Broker on the TOCOM, a broker must obtain a license from Japan’s Ministry of Economy, Trade and Industry (METI), the regulatory authority that oversees the operations of the TOCOM.

Valuation of Gold and Computation of Net Asset Value

On each business day, as promptly as practicable after 4:00 p.m. New York time on such day (the “Evaluation Time”), the Trustee evaluates the gold held by the Trust and determines the NAV of the Trust. For the purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

At the Evaluation Time, the Trustee values the Trust’s gold on the basis of that day’s “London PM Fix” (the afternoon session of the twice daily fix of the price of an ounce of gold which starts at 3:00 PM London, England time and is performed in London by the five LBMA members of the London gold fix). If no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London gold price fix (AM or PM) determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the London PM Fix or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s gold is not an appropriate basis for evaluation of the Trust’s gold, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London PM Fix or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s gold or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

Sponsor’s Fee for the year ended December 31, 2013 was $5,712,292  (December 31, 2012: $7,200,166;  December 31, 2011: $5,855,861).

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s gold. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, London, EC14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co.  While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodian under the Custody Agreement, are presently not a regulated activity subject to the supervision and rules of the FCA.

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

Inspection of Gold

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian or the Zurich Sub-Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian     Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian, in order to examine the gold and the records maintained by the Custodian. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company on December 31, 2013.  The Sponsor has not exercised its right to visit the premises of the Zurich Sub-Custodian for the purpose of examining the Trust’s gold and related records.

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

The Custodian is the custodian of the gold bullion credited to Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the gold bullion credited to the Trust Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records, and requires any Zurich Sub-Custodian it appoints to also segregate the gold bullion from the other gold held by them for other customers of the Custodian and the Zurich Sub-Custodians’ other customers. The Custodian requires any Zurich Sub-Custodian it appoints to identify in such Zurich Sub-Custodian’s books and records the Trust as having the rights to the gold bullion credited to its Trust Allocated Account. Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may inspect the vaults of the Custodian and the Zurich Sub-Custodian.  See “Inspection of Gold”.

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

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

•An individual who is treated as a citizen or resident of the United States for US federal income tax purposes;

•A corporation (or other entity treated as a corporation for US federal tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof;

•An estate, the income of which is includible in gross income for US federal income tax purposes regardless of its source; or

•A trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more US persons have the authority to control all substantial decisions of the trust.

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

In addition, recent legislation generally applicable to high-income individuals and certain trusts and estates, imposes a new 3.8% Medicare contribution tax on net investment income and gain. Shareholders should consult their tax advisor regarding this tax.

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

The Shares are designed to mirror as closely as possible the performance of the price of gold bullion, and the value of the Shares relates directly to the value of the gold held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of gold has fluctuated widely over the past several years. Several factors may affect the price of gold, including:

•Global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, Russia and the United States;

•Investors’ expectations with respect to the rate of inflation;

•Currency exchange rates;

•Interest rates;

•Investment and trading activities of hedge funds and commodity funds; and

•Global or regional political, economic or financial events and situations.

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

Several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of Shares. Among them:

•A significant increase in gold hedging activity by gold producers. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices, adversely affecting the price of the Shares.

•A significant change in the attitude of speculators, investors and central banks towards gold. Should the speculative community take a negative view towards gold or central banking authorities determine to sell national gold reserves, either event could cause a decline in world gold prices, negatively impacting the price of the Shares.

•A widening of interest rate differentials between the cost of money and the cost of gold could negatively affect the price of gold which, in turn, could negatively affect the price of the Shares.

•A combination of rising money interest rates and a continuation of the current low cost of borrowing gold could improve the economics of selling gold forward. This could result in an increase in hedging by gold mining companies and short selling by speculative interests, which would negatively affect the price of gold. Under such circumstances, the price of the Shares would be similarly affected.

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

The obligations of the Zurich Sub-Custodian under its arrangement with the Custodian with respect to the Trust’s allocated gold is expressly governed by English law. Nevertheless, a court in the United States, England or Switzerland may determine that English law should not apply and, instead, apply Swiss law to that arrangement. Not only might it be difficult or impossible for a United States or English court to apply Swiss law to the Zurich Sub-Custodian’s arrangement, but application of Swiss law may, among other things, alter the relative rights and obligations of the Custodian and the Zurich Sub-Custodian to an extent that a loss to the Trust’s gold may not have adequate or any legal redress. Further, the ability of the Trust to seek legal redress against the Zurich Sub-Custodian may be frustrated by the application of Swiss law.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on September 1, 2009 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol SGOL since its initial public offering on September 9, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2013 and 2012:

Fiscal Year Ended December 31, 2013: Quarter Ended
	High	Low
March 31, 2013	$166.86	$154.40
June 30, 2013	$157.69	$118.17
September 30, 2013	$139.43	$120.43
December 31, 2013	$133.12	$117.05

Fiscal Year Ended December 31, 2012: Quarter Ended
	High	Low
March 31, 2012	$176.88	$159.02
June 30, 2012	$166.06	$152.40
September 30, 2012	$175.70	$155.13
December 31, 2012	$176.95	$162.82

The number of Shares of the Trust as of February 26, 2014 was 8,700,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2013	$139.43	$126.42
September 2013	$139.04	$128.90
October 2013	$133.12	$124.96
November 2013	$129.64	$121.80
December 2013	$124.12	$117.05
January 2014	$124.84	$120.26

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in this report. Although the Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2013 and 2012:

Month	Total number of Shares redeemed	Average ounces of gold per Share
January 2013	50,000	0.099
February 2013	50,000	0.099
March 2013	-	-
April 2013	350,000	0.099
May 2013	650,000	0.099
June 2013	800,000	0.099
July 2013	150,000	0.099
August 2013	100,000	0.098
September 2013	100,000	0.098
October 2013	200,000	0.098
November 2013	300,000	0.098
December 2013	400,000	0.098
Total	3,150,000	0.099

Month	Total number of Shares redeemed	Average ounces of gold per Share
January 2012	-	-
February 2012	-	-
March 2012	150,000	0.099
April 2012	100,000	0.099
May 2012	-	-
June 2012	-	-
July 2012	-	-
August 2012	200,000	0.099
September 2012	-	-
October 2012	100,000	0.099
November 2012	50,000	0.099
December 2012	-	-
Total	600,000	0.099

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009*
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$1,040,003	$1,561,925	$1,376,845	$971,070	$327,646
Total (loss) / gain on gold	$(125,392)	$21,723	$16,729	$748	$1,567
Net (loss) / gain from operations	$(131,104)	$14,523	$10,873	$(1,792)	$1,273
Weighted average number of Shares	10,419,863	11,169,672	9,551,507	5,195,890	1,942,149
Net (loss) / gain per Share	$(12.58)	$1.30	$1.14	$(0.34)	$0.66
Net cash provided by operating activities	$-	$-	$-	$-	$-

*For the period from September 1, 2009 to December 31, 2009

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

The Trust issues and redeems Shares only in exchange for gold, only in aggregations of 50,000 or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers that have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Incorporated, Newedge USA, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “SGOL”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the price of the Shares and net asset value (“NAV”) of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since inception:

NAV per Share vs. 1/10th Gold Fix from the Date of Inception to December 31, 2013

195.00
185.00
175.00
165.00
155.00
145.00
135.00
125.00
115.00
105.00
95.00
09/09/2009
09/12/2009
09/03/2010
09/06/2010
09/09/2010
09/12/2010
09/03/2011
09/06/2011
09/09/2011
09/12/2011
09/03/2012
09/06/2012
09/09/2012
09/12/2012
09/03/2013
09/06/2013
09/09/2013
09/12/2013
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

	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Investment in gold - average cost	$1,166,940	$1,561,925	$1,376,845
Realized loss on investment in gold	(126,937)	-	-
Investment in gold - lower of cost or market value	1,040,003	1,561,925	1,376,845
Unrealized gain on investment in gold	-	368,762	301,078
Investment in gold - market value	$1,040,003	$1,930,687	$1,677,923

Inspection of Gold

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian or the Zurich Sub-Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.  Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian.  Other than with respect to the Zurich Sub-Custodian, the Trustee has no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian, in order to examine the gold and the records maintained by the Custodian. The inspection held as of December 31, 2013 by Inspectorate International Limited, a leading commodity inspection and testing company, confirmed that the Custodian’s records of gold held in the vault were accurate. The Sponsor has not exercised its right to visit the premises of the Zurich Sub-Custodian for the purpose of examining the Trust’s gold and related records.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At December 31, 2013 and 2012 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Total (loss) / gain on gold	$(125,392)	$21,723	$16,729
Net (loss) / gain from operations	$(131,104)	$14,523	$10,873
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2013

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $1,930,056,244 at December 31, 2012 to $1,033,745,288 at December 31, 2013, a 46.44% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, which fell 27.79% from $1,664.00 at December 31, 2012 to $1,201.50 at December 31, 2013, and a decrease in outstanding Shares, which fell from 11,750,000 Shares at December 31, 2012 to 8,750,000 Shares at December 31, 2013, a result of 150,000 Shares (3 Baskets) being created and 3,150,000 Shares (63 Baskets) being redeemed during the year.

NAV per Share decreased 28.08% from $164.26 at December 31, 2012 to $118.14 at December 31, 2013. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was  $5,712,292 for the year, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $167.19 at January 2, 2013 was the highest during the year, compared with a low of $117.44 at June 28, 2013.

Net loss from operations for the year ended December 31, 2013 was $131,104,116, resulting from a net gain of $464,292 on the transfer of gold to pay expenses and a net gain of $1,081,269 on gold distributed for the redemption of Shares, offset by a realized loss on gold of $126,936,978 and Sponsor’s Fee of $5,712,292. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2013.

The year ended December 31, 2012

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

The year ended December 31, 2011

The Trust’s NAV increased from $1,157,505,203 at December 31, 2010 to $1,677,362,792 at December 31, 2011, a 44.91% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which increased 11.65% from $1,410.25 at December 31, 2010 to $1,574.50 at December 31, 2011, and  an increase in outstanding Shares, which rose from 8,250,000 Shares at December 31, 2010 to 10,750,000 Shares at December 31, 2011, a result of 2,950,000 Shares (59 Baskets) being created and 450,000 Shares (9 Baskets) being redeemed during the year.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year ended December 31, 2013
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
Revenues
Value of gold transferred to pay expenses	$1,833	1,670	1,280	$1,209	$5,992
Cost of gold transferred to pay expenses	(1,491)	(1,499)	(1,303)	(1,235)	(5,528)
Gain / (loss) on gold transferred to pay expenses	342	171	(23)	(26)	464

Gain / (loss) on gold distributed for the redemption of Shares	3,108	6,644	(1,316)	(7,355)	1,081
Unrealized (loss) / gain on investment in gold	-	(153,244)	132,675	20,569	-
Realized loss on gold	-	-	-	(126,937)	(126,937)
Total gain / (loss) on gold	3,450	(146,429)	131,336	(113,749)	(125,392)

Expenses
Sponsor's fee	1,812	1,447	1,301	1,152	5,712
Total expenses	1,812	1,447	1,301	1,152	5,712
Net gain / (loss) from operations	$1,638	$(147,876)	$130,035	$(114,901)	$(131,104)

Net gain / (loss) per Share	$0.14	$(13.49)	$13.29	$(12.37)	$(12.58)

Weighted average number of Shares	11,677,222	10,964,286	9,784,239	9,286,957	10,419,863

Year ended December 31, 2012
	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
Revenues
Value of gold transferred to pay expenses	$1,729	$1,768	$1,738	$1,895	$7,130
Cost of gold transferred to pay expenses	(1,358)	(1,416)	(1,424)	(1,449)	(5,647)
Gain on gold transferred to pay expenses	371	352	314	446	1,483

Gain on gold distributed for the redemption of Shares	5,200	3,363	5,918	5,759	20,240
Total gain on gold	5,571	3,715	6,232	6,205	21,723

Expenses
Sponsor's fee	1,778	1,723	1,803	1,896	7,200
Total expenses	1,778	1,723	1,803	1,896	7,200
Net gain from operations	$3,793	$1,992	$4,429	$4,309	$14,523

Net gain per Share	$0.35	$0.18	$0.40	$0.38	$1.30

Weighted average number of Shares	10,977,473	11,084,615	11,160,326	11,453,261	11,169,672

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-12 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2013.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2013, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2013. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992).  Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2013.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS Gold Trust

New York, New York

We have audited the internal control over financial reporting of ETFS Gold Trust (the "Trust") as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2013 of the Trust and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2014

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited.  He is the founder and chairman of eleven other companies issuing exchange-traded products: Gold Bullion Securities Limited in Jersey, ETFS Metal Securities Australia Limited in Australia (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Industrial Metal Securities Limited, ETFS Commodity Securities Australia Limited and Swiss Commodity Securities Limited. He is also a director of ETFX Fund Company Public Limited Company and of its manager ETFX Management Company Limited in Ireland. Assets under management in those companies are in excess of US$18 billion. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds is the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor. Mr. Foulds is a Chartered Accountant and member of the ICAEW, having previously worked for and trained with Deloitte, Jersey. He has over ten years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2013, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

Under the Trust Agreement, Shareholders have no voting rights, except in limited circumstances. The Trustee may terminate the Trust upon the agreement of Shareholders owning at least 75% of the outstanding Shares.

	Amount and Nature
	of Beneficial
Name and Address	Ownership	Percent of Class
BlackRock, Inc.
40 East 52nd Street
New York, NY 10022	1,988,235	22.72%

Shares indicated as owned were reported on a Schedule 13F return filed by BlackRock, Inc. The Trust is unable to determine whether BlackRock, Inc. is the ultimate beneficial owner of such shares, and if BlackRock, Inc. is not the ultimate beneficial owner, who is such beneficial owner.

Security Ownership of Management

The Trustee does not beneficially own any of the Trust Shares.

Change In Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Audit fees	$55,400	$53,000
Audit related fees	18,600	15,400
	$74,000	$68,400

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor.

None of the hours expended by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the years ended December 31, 2013 and 2012 were attributable to work performed by persons other than the principal accountant’s full time, permanent employees.

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

23.1Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1 Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INSXBRL Instance Document*

101.SCHXBRL Taxonomy Extension Schema Document*

101.CALXBRL Taxonomy Extension Calculation Document*

101.DEFXBRL Taxonomy Extension Definitions Document*

101.LABXBRL Taxonomy Extension Labels Document*

101.PREXBRL Taxonomy Extension Presentation Document*

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.

ETFS GOLD TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS Gold Trust

New York, New York

We have audited the accompanying statements of financial condition of ETFS Gold Trust (the "Trust") as of December 31, 2013 and 2012, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ETFS Gold Trust as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2014

ETFS GOLD TRUST

Statements of Financial Condition
At December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
(Amounts in 000's of US$, except for Share data)
ASSETS
Investment in gold (1)	$1,040,003	$1,561,925
Total assets	$1,040,003	$1,561,925

LIABILITIES
Fees payable to Sponsor	$351	$631
Gold payable	5,907	-
Total liabilities	6,258	631

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	1,033,745	1,930,056
Shareholders' deficit	-	(368,762)
Total liabilities, redeemable Shares & shareholders' deficit	$1,040,003	$1,561,925

 (1)The investment in gold is valued at the lower of cost or market value. Refer to note 2.1 for a breakdown of cost and market value of the investment in gold.

(2)Authorized share capital is unlimited and no par value per Share. Shares issued and outstanding at December 31, 2013 were 8,750,000 and at December 31, 2012 were 11,750,000.

See Notes to the Financial Statements.

ETFS GOLD TRUST

Statements of Operations
For the years ended December 31, 2013, 2012 and 2011

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$, except for Share and per Share data)
REVENUES
Value of gold transferred to pay expenses	$5,992	$7,130	$5,652
Cost of gold transferred to pay expenses	(5,528)	(5,647)	(4,434)
Gain on gold transferred to pay expenses	464	1,483	1,218

Gain on gold distributed for the redemption of Shares	1,081	20,240	15,511
Realized loss on investment in gold	(126,937)	-	-
Total (loss) / gain on gold	(125,392)	21,723	16,729

EXPENSES
Sponsor's Fee	5,712	7,200	5,856
Total expenses	5,712	7,200	5,856

Net (loss) / gain from operations	$(131,104)	$14,523	$10,873

Net (loss) / gain per Share	$(12.58)	$1.30	$1.14

Weighted average number of Shares	10,419,863	11,169,672	9,551,507

See Notes to the Financial Statements.

ETFS GOLD TRUST

Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of gold	$-	$-	$-
Cash expenses paid	-	-	-
Increase in cash resulting from operations	-	-	-

Cash and cash equivalents at beginning of year	-	-	-
Cash and cash equivalents at end of year	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of Shares	$22,226	$268,941	$466,053

Value of gold distributed for redemption of Shares - at average cost	$411,683	$78,214	$55,844

RECONCILIATION OF NET (LOSS) / GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net (loss) / gain from operations	$(131,104)	$14,523	$10,873
Adjustments to reconcile net (loss) / gain to net cash provided by operating activities:
Decrease / (increase) in investment in gold	521,922	(185,080)	(405,776)
Increase in gold payable	5,907	-	-
(Decrease) / increase in fees payable to Sponsor	(280)	71	179
Increase / (decrease) in redeemable Shares:
Creations	22,226	268,941	466,053
Redemptions	(418,671)	(98,455)	(71,329)
Net cash provided by operating activities	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of gold transferred to pay expenses	$5,992	$7,130	$5,652

See Notes to the Financial Statements.

ETFS GOLD TRUST

Statements of Changes in Shareholders’ Deficit
For the years ended December 31, 2013, 2012 and 2011

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(368,762)	$(301,078)	$(186,817)
Net loss for the period	(131,104)	14,523	10,873
Adjustment of redeemable Shares to redemption value	499,866	(82,207)	(125,134)
Shareholders' deficit - closing balance	$-	$(368,762)	$(301,078)

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

2.1. Valuation of Gold

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Zurich, Switzerland vaulting premises of UBS A.G. (the “Zurich Sub-Custodian”) and is valued, for financial statement purposes, at the lower of cost or market. The cost of gold is determined according to the average cost method and the market value is based on the London PM Fix used to determine the net asset value (“NAV”) of the Trust. Realized gains and losses on transfers of gold to pay the remuneration due to the Sponsor (the “Sponsor’s Fee”), or gold distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The price for an ounce of gold is set by five market making members of the London Bullion Market Association at approximately 3:00 PM London Time.

Once the value of gold has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including Sponsor’s Fee, from the fair value of the gold and all other assets held by the Trust.

The table below summarizes the unrealized gains or realized losses on the Trust’s gold holdings as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in gold - average cost	$1,166,940	$1,561,925
Realized loss on investment in gold	(126,937)	-
Investment in gold - lower of cost or market value	1,040,003	1,561,925
Unrealized gain on investment in gold	-	368,762
Investment in gold - market value	$1,040,003	$1,930,687

The Trust recognizes the diminution in value of the investment in gold which arises from market declines on an interim basis. Increases in the value of the investment in gold through market price recoveries in later interim periods of the same fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis may not exceed the previously recognized diminution in value. At December 31, 2013 the market value of gold had fallen below the average cost, therefore a loss of $126,936,978 was realized on the investment in gold.

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

ETFS GOLD TRUST

2. Significant Accounting Policies (continued)

2.2. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of the gold is transferred within three days of trade date. The table below summarizes gold receivable or payable at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Gold receivable	$-	$-

Gold payable	$5,907	$-

ETFS GOLD TRUST

2. Significant Accounting Policies (continued)

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

Changes in the Shares for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year	Year	Year
	Ended	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	December 31, 2013	December 31, 2012	December 31, 2011
Number of redeemable Shares
Opening balance	11,750,000	10,750,000	8,250,000
Creations	150,000	1,600,000	2,950,000
Redemptions	(3,150,000)	(600,000)	(450,000)
Closing balance	8,750,000	11,750,000	10,750,000

Redeemable Shares
Opening balance	$1,930,056	$1,677,363	$1,157,505
Creations	22,226	268,941	466,053
Redemptions	(418,671)	(98,455)	(71,329)
Adjustment to redemption value	(499,866)	82,207	125,134
Closing balance	$1,033,745	$1,930,056	$1,677,363

Redemption value per Share at year end	$118.14	$164.26	$156.03

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

ETFS GOLD TRUST

2. Significant Accounting Policies (continued)

2.6. Investment in Gold

Changes in ounces of gold and the respective values for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year	Year	Year
	Ended	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2013	December 31, 2012	December 31, 2011
Ounces of gold
Opening balance	1,160,268.7	1,065,686.5	821,051.2
Creations	14,786.5	158,216.1	292,915.5
Redemptions	(305,365.7)	(59,341.1)	(44,662.3)
Transfers of gold to pay expenses	(4,102.4)	(4,292.8)	(3,617.9)
Closing balance	865,587.1	1,160,268.7	1,065,686.5

Investment in gold (lower of cost or market value)
Opening balance	$1,561,925	$1,376,845	$971,070
Creations	22,226	268,941	466,053
Redemptions	(411,683)	(78,214)	(55,844)
Transfers of gold to pay expenses	(5,528)	(5,647)	(4,434)
Realized loss on investment in gold	(126,937)	-	-
Closing balance	$1,040,003	$1,561,925	$1,376,845

At December 31, 2013, 4,916.451 oz. of gold relating to unsettled redemptions were payable.  The cost of gold payable at December 31, 2013 was $6,628,108 and its market value at December 31, 2013 was $5,907,116.

These balances have been excluded from the December 31, 2013 balances in the table above.

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

For the year ended December 31, 2013, the Sponsor’s Fee was $5,712,292  (December 31, 2012: $7,200,166;  December 31, 2011: $5,855,861).

At December 31, 2013  $350,601 was payable to the Sponsor (December 31, 2012: $630,835).

2.8 Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued ASU 2013-08, Financial Services – Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company's status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Trust is currently evaluating the impact, if any, this pronouncement will have on the financial statements.

2.9 Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the issuance date. Management has determined that there are no material events that would require adjustment to or disclosure in the Trust’s financial statements through this date.

ETFS GOLD TRUST

3 Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s and Custodian’s fees are paid by the Sponsor and are not separate expenses of the Trust. The Trustee and the Custodian and their affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust
(Registrant)

/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)
Date:	February 28, 2014

/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 28, 2014

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.

F-1