Form 10-Q
period 2014-06-30
ETFS Gold Trust
filed 2014-08-11
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Yes ☐ No ☒

As of August 8, 2014, ETFS Gold Trust had  8,600,000 ETFS Physical Swiss Gold Shares outstanding.

ETFS GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

ETFS GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Assets and Liabilities (Unaudited)
At June 30, 2014 and December 31, 2013

	June 30, 2014 (1)	December 31, 2013 (4)
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: June 30, 2014: $1,008,485; December 31, 2013: $1,040,003) (2)	$1,103,752	$1,040,003
Gold receivable	6,453	-
Total assets	1,110,205	1,040,003

LIABILITIES
Fees payable to Sponsor	355	351
Gold payable	-	5,907
Total Liabilities	355	6,258

NET ASSETS	$1,109,850	$1,033,745

ANALYSIS OF NET ASSETS
Total net assets (3)	$1,109,850	$1,033,745

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)At June 30, 2014, the investment in gold is recorded at fair value. At December 31, 2013, the investment in gold was recorded at the lower of cost or market value. Refer to note 2.1 for a breakdown of cost and fair value of the investment in gold.

(3)Net assets at December 31, 2013 represents total liabilities, redeemable Shares and shareholders’ deficit.  Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2014 were 8,600,000 and at December 31, 2013 were 8,750,000.    Net asset value per Share at June 30, 2014 and December 31, 2013 was $129.05 and $118.14, respectively.

(4)Derived from audited Statement of Financial Condition as of December 31, 2013.  The amounts are those previously reported under non investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Schedule of Investments (Unaudited)
At June 30, 2014 and December 31, 2013

	June 30, 2014
Description	oz	Cost	Fair Value	% of Net Assets (1)
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	839,355.1	$1,008,485	$1,103,752	99.45%
Total investment in gold	839,355.1	$1,008,485	$1,103,752	99.45%

	December 31, 2013
Description	oz	Cost	Fair Value	% of Net Assets (2)
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	865,587.1	$1,040,003	$1,040,003	100.61%
Total investment in gold	865,587.1	$1,040,003	$1,040,003	100.61%

(1)Calculated as investment in gold at fair value divided by net assets, as at June 30, 2014, investment in gold is recorded at fair value.  Refer to Note 2.1 for additional information.

(2)Calculated as investment in gold at cost divided by net assets, as at December 31, 2013, investment in gold was recorded at the lower of cost or market value.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014 (1)	June 30, 2013 (2)	June 30, 2014 (1)	June 30, 2013 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,086	$1,447	$2,140	$3,259
Total expenses	1,086	1,447	2,140	3,259

Net investment loss	(1,086)	(1,447)	(2,140)	(3,259)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	89	171	126	513
Realized gain on gold distributed for the redemption of Shares	1,036	6,644	1,282	9,752
Change in unrealized gain / (loss) on investment in gold	18,110	(153,244)	95,267	(153,244)
Total gain / (loss) on gold	19,235	(146,429)	96,675	(142,979)

Change in net assets from operations	$18,149	$(147,876)	$94,535	$(146,238)

Net increase / (decrease) in net assets per Share	$2.10	$(13.49)	$10.90	$(12.92)

Weighted average number of Shares	8,631,319	10,964,286	8,669,061	11,318,785

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)Amounts are those previously reported under non investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three and six months ended June 30, 2013

	Three Months	Six Months
	Ended	Ended
	June 30, 2013 (1)	June 30, 2013 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of gold	$-	$-
Cash expenses paid	-	-
Increase in cash resulting from operations	-	-

Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of Shares	$7,776	$15,705

Value of gold distributed for redemption of Shares - at cost	$239,203	$252,488

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$(147,876)	$(146,238)
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
Decrease in investment in gold	386,169	393,017
Decrease in fees payable to Sponsor	(223)	(244)
Increase / (decrease) in redeemable Shares:
Creations	7,776	15,705
Redemptions	(245,846)	(262,240)
Net cash provided by operating activities	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of gold transferred to pay expenses	$1,670	$3,503

(1)In accordance with Topic 946, Investment Companies, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the period ended June 30, 2014.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statement of Changes in Net Assets (Unaudited)
For the six months ended June 30, 2014

	Six Months Ended June 30, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at December 31, 2013	8,750,000	$1,033,745
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(2,140)
Realized gain on investment in gold		1,408
Change in unrealized gain on investment in gold		95,267
Creations	50,000	6,453
Redemptions	(200,000)	(24,883)
Closing balance at June 30, 2014	8,600,000	$1,109,850

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Financial Highlights (Unaudited)
For the three and six months ended June 30, 2014

	Three Months	Six Months
	Ended	Ended
	June 30, 2014 (1)	June 30, 2014 (1)
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$126.89	$118.14
Income from investment operations:
Net investment loss	(0.13)	(0.25)
Total realized gain and change in unrealized gain on investment in gold	2.29	11.16
Change in net assets from operations	2.16	10.91

Net asset value per Share at end of period	$129.05	$129.05

Weighted average number of shares	8,631,319	8,669,061

Expense Ratio
Annualized Sponsor's Fee per Share	0.39%	0.39%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.39)%	(0.39)%

Non-Annualized Total Return	1.70%	9.23%
(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations as of and for the three and six months ended June 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

2.1. Basis of Accounting

Since the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Codification of Accounting Standards, ASC 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare its financial statements applying standards applicable to investment companies under Topic 946, including recording its investment in gold at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in gold at the lower of cost or fair value in accordance with ASC 330, Inventory and ASC 270, Interim Reporting.

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

1.

Presentation of prior year information has been conformed to the current year accounting standards in the Condensed Statement of Assets and Liabilities and Condensed Statement of Operations.  A Condensed Statement of Changes in Net Assets is required and has been presented for the six month period ended June 30, 2014.

2.	A Schedule of Investments is required as of June 30, 2014. The Schedule has also been included as of December 31, 2013, for comparative presentation.
3.	Financial Highlights are required for the period ended June 30, 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the period ended June 30, 2014.  Since the adoption of the new accounting principle is prospective, the prior year statement of cash flows is still presented.

5.

Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of June 30, 2014.  December 31, 2013 disclosures have also been included for comparative purposes.

The quantitative effect of the adoption of investment company accounting is presented below:

	Value at		Gain / (loss)
	December 31, 2013	Value at	as a result of
	at lower of cost	January 1, 2014	change in
(Amounts in 000's of US$)	or market value	at fair value	accounting principle
Investment in gold	$1,040,003	$1,040,003	$-

ETFS GOLD TRUST

2.2. Valuation of Gold

The Trust follows the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Zurich, Switzerland vaulting premises of UBS A.G. (the “Zurich Sub-Custodian”) and is recorded at fair value. The cost of gold is determined according to the average cost method and the fair value is based on the London PM Fix.  Realized gains and losses on transfers of gold, or cost distributed for the redemption of Shares, are calculated on a trade date basis using cost The London PM Fix price for gold is set using the afternoon session of the twice daily fix of the price of gold by five market making members of the London Bullion Market Association at approximately 3:00 PM London Time, on each working day.

Once the value of gold has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the gold and all other assets held by the Trust.

The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of June 30, 2014 and December 31, 2013:

(Amounts in 000's of US$)	June 30, 2014	December 31, 2013
Investment in gold - cost	$1,008,485	$1,040,003
Unrealized gain on investment in gold	95,267	-
Investment in gold - fair value	$1,103,752	$1,040,003

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

The investment in gold is classified as a level 2 asset, as the Trust’s investment in gold is calculated using third party pricing sources supported by observable, verifiable inputs.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2014	December 31, 2013

Level 2
Investment in gold	$1,103,752	$1,040,003

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

Gold receivable or payable at June 30, 2014 and December 31, 2013 is set out in the table below:

(Amounts in 000's of US$)	June 30, 2014	December 31, 2013
Gold receivable	$6,453	$-

Gold payable	$-	$5,907

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

ETFS GOLD TRUST

2.5. Revenue Recognition Policy

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of gold to the Sponsor. With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold.  Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2014.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2014 and December 31, 2013.

2.7. Investment in Gold

Changes in ounces of gold and the respective values for the six months ended June 30, 2014 and for the year ended December 31, 2013 are set out below:

	Six Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2014	December 31, 2013
Ounces of gold
Opening balance	865,587.1	1,160,268.7
Creations	-	14,786.5
Redemptions	(24,559.6)	(305,365.7)
Transfers of gold to pay expenses	(1,672.4)	(4,102.4)
Closing balance	839,355.1	865,587.1

Investment in gold
Opening balance	$1,040,003	$1,561,925
Creations	-	22,226
Redemptions	(30,791)	(412,764)
Realized gain on gold distributed for the redemption of Shares	1,282	1,081
Transfers of gold to pay expenses	(2,135)	(5,992)
Realized gain on gold transferred to pay expenses	126	464
Realized loss on investment in gold	-	(126,937)
Unrealized gain on investment in gold	95,267	-
Closing balance	$1,103,752	$1,040,003

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

For the three months ended June 30, 2014 and 2013 the Sponsor’s Fee was $1,086,360 and $1,446,851, respectively. For the six months ended June 30, 2014 and 2013 the Sponsor’s Fee was $2,139,512 and $3,258,496, respectively.

At June 30, 2014 and at December 31, 2013, the fees payable to the Sponsor were $354,717 and $350,601, respectively.

2.9. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. During this period, no material subsequent events requiring adjustment to or disclosure in the financial statements were identified.

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

The Quarter Ended June 30, 2014

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

The Trust’s NAV increased from $1,103,979,437 at March 31, 2014 to $1,109,850,195 at June 30, 2014, a 0.53% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 1.80% from $1,291.75 at March 31, 2014 to $1,315.00 at June 30, 2014.

There was a decrease in outstanding Shares, which fell from 8,700,000 Shares at March 31, 2014 to 8,600,000 Shares at June 30, 2014, a result of 50,000 Shares (1 Basket) being created and 150,000  Shares (3 Baskets) being redeemed during the quarter.

NAV per Share increased 1.70% from $126.89 at March 31, 2014 to $129.05 at June 30, 2014. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $1,086,360 for the quarter, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $130.21 at April 14, 2014 was the highest during the quarter, compared with a low of $122.00 at June 3, 2014.

Change in net assets from operations for the quarter ended June 30, 2014 was $18,148,781, resulting from a realized gain of $89,212 on the transfer of gold to pay expenses, a realized gain of $1,035,857 on gold distributed for the redemption of Shares and a change in unrealized gain on investment of gold of $18,110,072, offset by Sponsor’s Fees of $1,086,360. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2014.

Prior to the adoption of investment company accounting, the Trust recorded its investment in gold at the lower of cost or market value.  Under the previous presentation and accounting policies, net loss from operations for the quarter ended June 30, 2013 was $147,875,792, resulting from a net gain of $170,970 on the transfer of gold to pay expenses and a gain of $6,643,693 on gold distributed for the redemption of Shares, offset by an unrealized loss on gold of $153,243,874 and Sponsor’s Fees of $1,446,581.

The decrease in the net gain on gold distributed for the redemption of Shares was attributable to movements in the fair value of gold, in addition to a decreased number of redemptions which occurred in the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013.  There was a change in unrealized gain on investment in gold in the quarter ended June 30, 2014 compared to an unrealized loss for the quarter ended June 30, 2013.  This change has occurred as a result of the adoption of investment company accounting and due to movements in the price of gold during the respective quarters.  Sponsor’s Fees are calculated as a percentage of assets.  The Sponsor’s Fee in the quarter ended June 30, 2014 was lower than the fee for the quarter ended June 30, 2013, as the average assets were lower in the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013.

The Six Months Ended June 30, 2014

The Trust’s NAV increase from $1,033,745,288 at December 31, 2013 to $1,109,850,195 at June 30, 2014, a 7.36% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 9.45% from $1,201.50 at December 31, 2013 to $1,315.00 at June 30, 2014.

There was a decrease in outstanding Shares, which fell from 8,750,000 Shares at December 31, 2013 to 8,600,000 Shares at June 30, 2014, a result of 50,000 Shares  (1 Basket) being created and 200,000 Shares  (4 Baskets) being redeemed during the period.

NAV per Share increased 9.23% from $118.14 at December 31, 2013 to $129.05 at June 30, 2014. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $2,139,512 for the period, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $136.08 at March 14, 2014 was the highest during the period, compared with a low of $120.05 at January 8, 2014.

There was no change in net assets arising from the change in accounting principle (refer to Note 2.1 of the unaudited condensed financial statements) as at January 1, 2014. Change in net assets from operations for the period ended June 30, 2014 was $94,534,946, resulting from a realized gain of $126,005 on the transfer of gold to pay expenses, a realized gain of $1,281,643 on gold distributed for the redemption of Shares and a change in unrealized gain on investment of gold of $95,266,810, offset by Sponsor’s Fees of $2,139,512. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2014.

Prior to the adoption of investment company accounting, the Trust recorded its investment in gold at the lower of cost or market value.  Under the previous presentation and accounting policies, the net loss from operations for the period ended June 30, 2013 was $146,237,757, resulting from a net gain of $512,630 on the transfer of gold to pay expenses and a gain of $9,751,983 on gold distributed for the redemption of Shares, offset by an unrealized loss on gold of $153,243,874 and Sponsor’s Fees of $3,258,496.

The decrease in the net gain on gold distributed for the redemption of Shares was attributable to movements in the fair value of gold, in addition to a decreased number of redemptions which occurred in the period ended June 30, 2014 compared to the period ended June 30, 2013.  There was a change in unrealized gain on investment in gold in the period ended June 30, 2014 compared to an unrealized loss for the period ended June 30, 2013.  This change occurred as a result of the adoption of investment company accounting and due to movements in the price of gold during the respective periods.  Sponsor’s Fees are calculated as a percentage of assets.  The Sponsor’s Fee in the period ended June 30, 2014 was lower than the fee for the period ended June 30, 2013, as the average assets were lower in the period ended June 30, 2014 compared to the period ended June 30, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2014 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2014, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2014:

1 Basket was created.

3 Baskets  were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	gold per Share
April 2014	1	50,000	0.098
May 2014	2	100,000	0.098
June 2014	-	-	-
	3	150,000	0.098

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust
(Registrant)

Date: August 11, 2014	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2014	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.