Form 10-Q/A
period 2014-06-30
ETFS Gold Trust
filed 2014-08-11
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

ETFS Gold Trust is filing this Amendment No.1 on form 10-Q/A (this "Amendment") to amend our 10-Q for the period ended June 30, 2014, filed on August 11, 2014 (the "Original Filing").  This amendment is being filed solely to include Exhibits 31.1, 31.2, 32.1 and 32.2 , which were excluded in the Original Filing due to a filing error.

No other changes have been made to the Original Filing. This Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-Q for the fiscal quarter ended June 30, 2014.

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