Form 10-Q
period 2014-09-30
ETFS Gold Trust
filed 2014-11-10
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Yes ☐ No ☒

As of November 6, 2014, ETFS Gold Trust had  8,450,000 ETFS Physical Swiss Gold Shares outstanding.

ETFS GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

ETFS GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Assets and Liabilities (Unaudited)
At September 30, 2014 and December 31, 2013

	September 30, 2014 (1)	December 31, 2013 (4)
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: September 30, 2014: $1,013,925; December 31, 2013: $1,040,003) (2)	$1,026,036	$1,040,003
Total assets	1,026,036	1,040,003

LIABILITIES
Fees payable to Sponsor	329	351
Gold payable	5,963	5,907
Total Liabilities	6,292	6,258

NET ASSETS	$1,019,744	$1,033,745

ANALYSIS OF NET ASSETS
Total net assets (3)	$1,019,744	$1,033,745

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)At September 30, 2014, the investment in gold is recorded at fair value. At December 31, 2013, the investment in gold was recorded at the lower of cost or market value. Refer to note 2.1 for a breakdown of cost and fair value of the investment in gold.

(3)Net assets at December 31, 2013 represents total liabilities, redeemable Shares and shareholders’ deficit.  Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2014 were 8,550,000 and at December 31, 2013 were 8,750,000.    Net asset value per Share at September 30, 2014 and December 31, 2013 was $119.27 and $118.14, respectively.

(4)Derived from audited Statement of Financial Condition as of December 31, 2013.  The amounts are those previously reported under non investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Schedule of Investments (Unaudited)
At September 30, 2014 and December 31, 2013

	September 30, 2014
Description	oz	Cost	Fair Value	% of Net Assets (1)
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	843,432.4	$1,013,925	$1,026,036	100.62%
Total investment in gold	843,432.4	$1,013,925	$1,026,036	100.62%

	December 31, 2013
Description	oz	Cost	Fair Value	% of Net Assets (2)
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	865,587.1	$1,040,003	$1,040,003	100.61%
Total investment in gold	865,587.1	$1,040,003	$1,040,003	100.61%

(1)Calculated as investment in gold at fair value divided by net assets, as at September 30, 2014, investment in gold is recorded at fair value.  Refer to Note 2.1 for additional information.

(2)Calculated as investment in gold at cost divided by net assets, as at December 31, 2013, investment in gold was recorded at the lower of cost or market value.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2014 (1)	September 30, 2013 (2)	September 30, 2014 (1)	September 30, 2013 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,050	$1,301	$3,189	$4,559
Total expenses	1,050	1,301	3,189	4,559

Net investment loss	(1,050)	(1,301)	(3,189)	(4,559)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on gold transferred to pay expenses	78	(23)	204	490
Realized (loss) / gain on gold distributed for the redemption of Shares	-	(1,316)	1,282	8,436
Change in unrealized (loss) / gain on investment in gold	(83,156)	132,675	12,111	(20,569)
Total (loss) / gain on gold	(83,078)	131,336	13,597	(11,643)

Change in net assets from operations	$(84,128)	$130,035	$10,408	$(16,202)

Net (decrease) / increase in net assets per Share	$(9.78)	$13.29	$1.20	$(1.50)

Weighted average number of Shares	8,599,457	9,784,239	8,645,604	10,801,648

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)Amounts are those previously reported under non investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three and nine months ended September 30, 2013

	Three Months	Nine Months
	Ended	Ended
	September 30, 2013 (1)	September 30, 2013 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of gold	$-	$-
Cash expenses paid	-	-
Increase in cash resulting from operations	-	-

Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of Shares	$6,521	$22,225

Value of gold distributed for redemption of Shares - at cost	$46,470	$298,958

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$130,035	$(16,202)
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
(Increase) / decrease in investment in gold	(91,423)	301,595
Increase / (decrease) in fees payable to Sponsor	21	(224)
Increase / (decrease) in redeemable Shares:
Creations	6,521	22,225
Redemptions	(45,154)	(307,394)
Net cash provided by operating activities	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of gold transferred to pay expenses	$1,280	$4,783

(1)In accordance with Topic 946, Investment Companies, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the three and nine months ended September 30, 2014.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statement of Changes in Net Assets (Unaudited)
For the nine months ended September 30, 2014

	Nine Months Ended September 30, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at December 31, 2013	8,750,000	$1,033,745
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(3,189)
Realized gain on investment in gold		1,486
Change in unrealized gain on investment in gold		12,111
Creations	50,000	6,437
Redemptions	(250,000)	(30,846)
Closing balance at September 30, 2014	8,550,000	$1,019,744

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS GOLD TRUST

Financial Highlights (Unaudited)
For the three and nine months ended September 30, 2014

	Three Months	Nine Months
	Ended	Ended
	September 30, 2014 (1)	September 30, 2014 (1)
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$129.05	$118.14
Income from investment operations:
Net investment loss	(0.12)	(0.37)
Total realized gain and change in unrealized gain on investment in gold	(9.66)	1.50
Change in net assets from operations	(9.78)	1.13

Net asset value per Share at end of period	$119.27	$119.27

Weighted average number of Shares	8,599,457	8,645,604

Expense Ratio
Annualized Sponsor's Fee per Share	0.39%	0.39%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.39)%	(0.39)%

Non-Annualized Total Return	(7.58)%	0.96%
(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations as of and for the three and nine months ended September 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

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

2.1. Basis of Accounting

Since the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Codification of Accounting Standards, Topic 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare its financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in gold at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in gold at the lower of cost or fair value in accordance with ASC 330, Inventory and ASC 270, Interim Reporting.

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

1.

Presentation of prior year information has been conformed to the current year accounting standards in the Condensed Statement of Assets and Liabilities and Condensed Statement of Operations.  A Condensed Statement of Changes in Net Assets is required and has been presented for the nine month period ended September 30, 2014.

2.	A Schedule of Investments is required as of September 30, 2014. The Schedule has also been included as of December 31, 2013, for comparative presentation.
3.	Financial Highlights are required for the three and nine month periods ended September 30, 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the three and nine month periods ended September 30, 2014.  Since the adoption of the new accounting principle is prospective, the prior year statement of cash flows is still presented.

5.

Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of September 30, 2014.  December 31, 2013 disclosures have also been included for comparative purposes.

The quantitative effect of the adoption of investment company accounting is presented below:

	Value at		Gain / (loss)
	December 31, 2013	Value at	as a result of
	at lower of cost	January 1, 2014	change in
(Amounts in 000's of US$)	or market value	at fair value	accounting principle
Investment in gold	$1,040,003	$1,040,003	$-

ETFS GOLD TRUST

2. Significant Accounting Policies (Continued)

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

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Custodian’s Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of UBS A.G. and is recorded at fair value. The cost of gold is determined according to the average cost method and the fair value is based on the London PM Fix.  Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis using cost The London PM Fix price for gold is set using the afternoon session of the twice daily fix of the price of gold by five market making members of the London Bullion Market Association at approximately 3:00 PM London Time, on each working day.

Once the value of gold has been determined, the net asset value (the “NAV”) is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the gold and all other assets held by the Trust.

The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of September 30, 2014 and December 31, 2013:

(Amounts in 000's of US$)	September 30, 2014	December 31, 2013
Investment in gold - cost	$1,013,925	$1,040,003
Unrealized gain on investment in gold	12,111	-
Investment in gold - fair value	$1,026,036	$1,040,003

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

2.2. Valuation of Gold (continued)

Fair Value Hierarchy

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2014	December 31, 2013

Level 2
Investment in gold	$1,026,036	$1,040,003

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

Gold receivable or payable at September 30, 2014 and December 31, 2013 is set out in the table below:

(Amounts in 000's of US$)	September 30, 2014	December 31, 2013
Gold receivable	$-	$-

Gold payable	$5,963	$5,907

ETFS GOLD TRUST

2. Significant Accounting Policies (Continued)

2.4. Creations and Redemptions of Shares

The Trust’s contractual obligation is to create or redeem Baskets with Authorized Participants at set prices on each trading day.  These prices are based on an agreed formula published in the prospectus, which is equal to the NAV of the Trust.

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

Changes in the Shares for the year ended December 31, 2013 are set out below:

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

ETFS GOLD TRUST

2. Significant Accounting Policies (Continued)

2.5. Revenue Recognition Policy

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of gold to the Sponsor. With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold.  Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2014.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2014 and December 31, 2013.

2.7. Investment in Gold

Changes in ounces of gold and the respective values for the nine months ended September 30, 2014 and for the year ended December 31, 2013 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2014	December 31, 2013
Ounces of gold
Opening balance	865,587.1	1,160,268.7
Creations	4,907.1	14,786.5
Redemptions	(24,559.6)	(305,365.7)
Transfers of gold to pay expenses	(2,502.2)	(4,102.4)
Closing balance	843,432.4	865,587.1

Investment in gold
Opening balance	$1,040,003	$1,561,925
Creations	6,437	22,226
Redemptions	(30,791)	(412,764)
Realized gain on gold distributed for the redemption of Shares	1,282	1,081
Transfers of gold to pay expenses	(3,210)	(5,992)
Realized gain on gold transferred to pay expenses	204	464
Realized loss on investment in gold	-	(126,937)
Unrealized gain on investment in gold	12,111	-
Closing balance	$1,026,036	$1,040,003

ETFS GOLD TRUST

2. Significant Accounting Policies (Continued)

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

For the three months ended September 30, 2014 and 2013 the Sponsor’s Fee was $1,049,835 and $1,300,748, respectively. For the nine months ended September 30, 2014 and 2013 the Sponsor’s Fee was $3,189,347 and $4,559,244, respectively.

At September 30, 2014 and at December 31, 2013, the fees payable to the Sponsor were $329,484 and $350,601, respectively.

2.9. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date.

On November 7, 2014, the London Bullion Market Association (“LBMA”) announced it will discontinue the “London Gold Fix” pricing benchmark for gold during the first quarter of 2015.  The exact date of the transition to a new gold bullion pricing standard will be announced by the LBMA at a later date. The London Gold Fix has been the benchmark price for valuation of gold bullion held by the Trust. The LBMA has accepted a proposal by the ICE Benchmark Association (“IBA”) to administer a replacement gold price benchmark mechanism. Commencing during the first quarter of 2015, the IBA will operate an electronic, auction-based, tradable and auditable gold bullion market clearing process that will replace the London Gold Fix.  The IBA’s electronic price fixing process, like the current London Gold Fix process, will establish and publish fixed prices for troy ounces of gold twice each London trading day at electronic auctions starting at 9:45 am London time and 3:00 pm London time (“IBA PM Gold Fix”).

Commencing on a date in the first quarter of 2015 when the IBA PM Gold Fix is declared operative by the LBMA, on each trading day the Sponsor will use the IBA PM Gold Fix for valuing gold bullion received upon purchase of the Trust’s shares, delivered upon redemption of the Trust’s shares and otherwise held by the Trust. The Sponsor also expects to determine that the IBA PM Gold Fix will fairly represent the commercial value of gold bullion held by the Trust and, effective 60 days after the delivery of notice of such determination to The Depository Trust Company, the registered owner of the shares of the Trust, the “Benchmark Price” (as defined in the Trust’s Trust Agreement) as of any day will be the IBA PM Gold Fix for such day.

During this period, no other material subsequent events requiring adjustment to or disclosure in the financial statements were identified.

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

ETFS GOLD TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the unaudited condensed financial statements and notes to the unaudited condensed financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

The Quarter Ended September 30, 2014

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

The Trust’s NAV decreased from $1,109,850,195 at June 30, 2014 to $1,019,742,773 at September 30, 2014, a 8.12% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from an decrease in the price per ounce of gold, which fell 7.49% from $1,315.00 at June 30, 2014 to $1,216.50 at September 30, 2014 and a decrease in outstanding Shares, which fell from 8,600,000 Shares at June 30, 2014 to 8,550,000 Shares at September 30, 2014, a result  of 50,000  Shares (1 Basket) being redeemed during the quarter. No shares were created during the quarter.

NAV per Share decreased 7.58% from $129.05 at June 30, 2014 to $119.27 at September 30, 2014. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $1,049,835 for the quarter, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $131.52 at July 10, 2014 was the highest during the quarter, compared with a low of $118.98 at September 22, 2014.

Decrease in net assets from operations for the quarter ended September 30, 2014 was $84,128,069, resulting from a realized gain of $77,568 on the transfer of gold to pay expenses offset by a change in unrealized loss on investment of gold of $83,155,802 and Sponsor’s Fees of $1,049,835. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2014.

Prior to the adoption of investment company accounting, the Trust recorded its investment in gold at the lower of cost or market value.  Under the previous presentation and accounting policies, net gain from operations for the quarter ended September 30, 2013 was $130,035,247, resulting from an unrealized gain on gold of $132,674,912, offset by a net loss of $23,092 on the transfer of gold to pay expenses, a loss of $1,315,825 on gold distributed for the redemption of Shares and Sponsor’s Fees of $1,300,748. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2013.

There was a change in unrealized loss on investment in gold in the quarter ended September 30, 2014 compared to an unrealized gain for the quarter ended September 30, 2013.  This change has occurred as a result of the adoption of investment company accounting and due to movements in the price of gold during the respective quarters.  Sponsor’s Fees are calculated as a percentage of assets.  The Sponsor’s Fee in the quarter ended September 30, 2014 was lower than the fee for the quarter ended September 30, 2013, as the average assets were lower in the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.

The Nine Months Ended September 30, 2014

The Trust’s NAV decrease from $1,033,745,288 at December 31, 2013 to $1,019,742,773 at September 30, 2014, a 1.35% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a  decrease in outstanding Shares, which fell from 8,750,000 Shares at December 31, 2013 to 8,550,000 Shares at September 30, 2014, a result of 50,000 Shares  (1 Basket) being created and 250,000 Shares (5 Baskets) being redeemed during the period.

There was an increase in the price per ounce of gold during the period, which rose 1.25% from $1,201.50 at December 31, 2013 to $1,216.50 at September 30, 2014.

NAV per Share increased 0.96% from $118.14 at December 31, 2013 to $119.27 at September 30, 2014. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $3,189,347 for the period, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $136.08 at March 14, 2014 was the highest during the period, compared with a low of $118.98 at September 22, 2014.

There was no change in net assets arising from the change in accounting principle (refer to Note 2.1 of the unaudited condensed financial statements) as at January 1, 2014. Increase in net assets from operations for the period ended September 30, 2014 was $10,406,877, resulting from a realized gain of $203,573 on the transfer of gold to pay expenses, a realized gain of $1,281,643 on gold distributed for the redemption of Shares and a change in unrealized gain on investment of gold of $12,111,008, offset by Sponsor’s Fees of $3,189,347. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2014.

Prior to the adoption of investment company accounting, the Trust recorded its investment in gold at the lower of cost or market value.  Under the previous presentation and accounting policies, the net loss from operations for the period ended September 30, 2013 was $16,202,509, resulting from a net gain of $489,538 on the transfer of gold to pay expenses and a gain of $8,436,158 on gold distributed for the redemption of Shares, offset by an unrealized loss on gold of $20,568,962 and Sponsor’s Fees of $4,559,244. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2013.

The decrease in the net gain on gold distributed for the redemption of Shares was attributable to movements in the fair value of gold, in addition to a decreased number of redemptions which occurred in the period ended September 30, 2014 compared to the period ended September 30, 2013.  There was a change in unrealized gain on investment in gold in the period ended September 30, 2014 compared to an unrealized loss for the period ended September 30, 2013.  This change occurred as a result of the adoption of investment company accounting and due to movements in the price of gold during the respective periods.  Sponsor’s Fees are calculated as a percentage of assets.  The Sponsor’s Fee in the period ended September 30, 2014 was lower than the fee for the period ended September 30, 2013, as the average assets were lower in the period ended September 30, 2014 compared to the period ended September 30, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2014 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2014, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2014:

0 Baskets  were created.

1 Basket was redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	gold per Share
July 2014	-	-	-
August 2014	-	-	-
September 2014	1	50,000	0.098
	1	50,000	0.098

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

As a result of the temporary incapacity of the Sponsor’s Chief Financial Officer and Treasurer, Christopher Foulds, due to illness, Joseph Roxburgh was appointed on November 4, 2014 to serve as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer until Mr. Foulds can resume his duties. Since 2012, Mr. Roxburgh has served as the Chief Financial Officer of ETF Securities Limited, the Sponsor’s parent company that is based in Jersey, Channel Islands.  Prior to acting as Chief Financial Officer of ETF Securities Limited, from 2006 to 2012, Mr. Roxburgh was Group Finance Director for a Jersey-based individual managing a global portfolio of commercial and financial investments. From 2004 to 2006, he was Group Finance Director and Company Secretary for Brand Advantage Group and held various roles at KPMG between 1993 and 2004. Mr Roxburgh is a Chartered Accountant (FCA) and a member of the Association of Corporate Treasurers (AMCT). He holds an Executive MBA from University of Bristol / Ecole Nationale des Ponts et Chausses and a BSc in Physics from the University of Manchester.

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust
(Registrant)

Date: November 10, 2014	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	/s/ Joseph Roxburgh
Joseph Roxburgh
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.