Form 10-K
period 2014-12-31
ETFS Gold Trust
filed 2015-03-02
CIK 1450923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding held by non-affiliates of the registrant based upon the closing price of a share on June 30, 2014 as reported by the NYSE Arca, Inc. on that date: $1,121,784,000.

As of February 26, 2015, ETFS Gold Trust has 7,950,000 ETFS Physical Swiss Gold Shares outstanding.

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

The Trust’s Shares at redeemable value decreased from $1,033,745,288 at December 31, 2013 to $916,197,176 at December 31, 2014, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 8,750,000  Shares at December 31, 2013 to 7,800,000  Shares at December 31, 2014.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”). The Trust is not a commodity pool for purposes of the CEA and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

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

Overview of the Gold Industry

Market Participants

The participants in the world gold market may be classified in the following sectors: the mining and producer sector, the banking sector, the official sector, the investment sector, and the manufacturing sector. A brief description of each follows.

Mining and Producer Sector.

This group includes mining companies that specialize in gold and silver production, mining companies that produce gold as a by-product of other production (such as a copper or silver producer), scrap merchants and recyclers.

Banking Sector.

Gold bullion banks provide a variety of services to the gold market and its participants, thereby facilitating interactions between other parties. Services provided by the gold bullion banking community include traditional banking products as well as mine financing, physical gold purchases and sales, hedging and risk management, inventory management for industrial users and consumers, and gold deposit and loan instruments.

The Official Sector.

The official sector encompasses the activities of the various central banking operations of gold-holding countries. According to statistics released by the World Gold Council, central banks are estimated to hold approximately 32,000 tonnes (when used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces) of gold reserves, or approximately 20% of existing above-ground stocks. Since September 2009, the European Central Bank and 18 other central banks have operated under the Central Bank Gold Agreement (“CBGA”). The CBGA maintains a cap on lending and derivatives activities and allows a maximum level of sales of 400 tonnes per year, with an overall total of no more than 2,000 tonnes permitted during the five-year life of the CBGA.

The Investment Sector.

This sector includes the investment and trading activities of both professional & private investors and speculators. These participants range from large hedge and mutual funds to day-traders on futures exchanges, and retail-level coin collectors.

The Manufacturing Sector.

The fabrication and manufacturing sector represents all the commercial and industrial users of gold for whom gold is a daily part of their business. The jewelry industry is a large user of gold. Other industrial users of gold include the electronics and dental industries.

World Gold Supply and Demand 2005-2014 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the period from 2005 to 2014 and is based on information reported by Thomson Reuters GFMS Ltd and the World Gold Council.

(tonnes)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Gold Supply
Mine Production	2,561	2,496	2,499	2,430	2,613	2,741	2,839	2,861	3,049	3,109
Scrap	902	1,132	1,005	1,350	1,726	1,711	1,659	1,634	1,262	1,122
Net Hedging Supply	(92)	(434)	(432)	(357)	(234)	(106)	11	(40)	(39)	42
Total Supply	3,371	3,194	3,072	3,423	4,105	4,346	4,509	4,455	4,272	4,273

Gold Demand
Jewelry	2,721	2,302	2,425	2,306	1,817	2,034	2,029	1,998	2,385	2,133
Industrial Fabrication	440	471	477	464	414	469	458	415	408	389
Retail Investment in Coins & Bars	412	427	442	915	825	1,229	1,569	1,357	1,765	1,057
Net Official Sector	(663)	(365)	(484)	(235)	(34)	77	457	544	409	461
ETP Inventory Build	208	260	253	321	623	382	185	279	(880)	(152)
Exchange Inventory Build	29	32	(10)	34	39	54	(6)	(10)	(98)	1
Total Demand	3,147	3,127	3,103	3,805	3,684	4,245	4,692	4,583	3,989	3,889
Source: GFMS, Thompson Reuters

The following are some of the main characteristics of the gold market illustrated by the table:

One factor which separates gold from other precious metals is that there are large above-ground stocks which can be quickly mobilised. As a result of gold’s liquidity, gold often acts more like a currency than a commodity.

Over the past ten years, (new) mine production of gold has experienced a modest rise of about 2% per annum, increasing 2% in 2014. Of the three sources of supply, mine production accounts for nearly 70% of total supply. Recycled gold volumes have ranged from 902 tonnes to 1,726 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand however jewelry’s contribution to demand has fallen from 87% in 2005 to 44% of demand in 2012. In 2014, jewelry demand represented 55% of total demand. Industrial demand has been relatively constant, contributing between 9% to 15% of total demand but declining the past few years to 10% of total demand in 2014 compared to 14% in 2005. Exchange traded product inventory build had seen strong growth until 2009, rising approximately three-fold between 2005 and 2009, before tapering and eventually seeing outflows in 2013 as the price of gold fell by 27% in that year. During the 2013 price crash, retail coin and bar demand rose to at a 10-year high as retail investors, especially from China, were enticed by the falling prices. Exchange traded products continued to see outflows in 2014 but the price of gold declined modestly.

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

The following chart illustrates the movements in the price of an ounce of gold in US dollars from January 2005 to January 2015:

Operation of the Gold Bullion Market

The global trade in gold consists of Over-the-Counter (OTC) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global gold trading.

Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market-making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The fourteen market-making members of the LBMA are: Barclays Bank plc, Citibank, Credit Suisse, Deutsche Bank AG, HSBC Bank USA, N.A. (through its London Branch), Goldman Sachs International, JPMorgan Chase Bank, Merrill Lynch International Bank Limited, Morgan Stanley & Co. International plc, The Bank of Nova Scotia–ScotiaMocatta, Société  Générale, Mitsui & Co. Precious Metals Inc, Standard Chartered Bank and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

The main centers of the OTC market are London, Zurich and New York. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small gold bars (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. Of the fourteen market-making members of the LBMA, six offer clearing services. There are a further 62 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are correct as of the date of this report. These numbers may change from time to time as new members are added and existing members drop out.

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

The LBMA has announced that the telephonic London Fix for gold pricing conducted by the fixing members will cease to operate on March 19, 2015. Commencing March 20, 2015 the LBMA has accepted a proposal by ICE Benchmark Administration (“IBA”) to administer a replacement gold price benchmark mechanism. The IBA will operate an electronic, auction-based, tradable and auditable gold bullion market clearing process that will replace the London Fix for gold. the IBA’s electronic price fixing process, like the current process for the London Fix for gold, will establish and publish fixed prices for troy ounces of gold twice each London trading day at electronic auctions starting at 10:30 am  London time and 3:00 pm London time.

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

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of gold bullion, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)). The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the Commodity Exchange, Inc., a subsidiary of New York Mercantile Exchange, Inc. (“COMEX”), and the London and Zurich bullion markets. While the Shares will trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global gold market will be reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

Sponsor’s Fee for the year ended December 31, 2014 was $4,165,756  (December 31, 2013: $5,712,292;  December 31, 2012: $7,200,166).

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to to have capital, surplus and undivided profits of at least $150 million.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s gold. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, London, E14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co.  While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodian under the Custody Agreement, are presently not a regulated activity subject to the supervision and rules of the FCA.

The Custodian’s Role

The Custodian is responsible for safekeeping of the Trust’s gold deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting the Zurich Sub-Custodian and its other sub-custodians, if any. The Custodian facilitates the transfer of gold in and out of the Trust through the unallocated gold accounts it will maintain for each Authorized Participant and the unallocated and allocated gold accounts it will maintain for the Trust. The Custodian holds the Trust’s allocated gold at its Zurich, Switzerland vault premises. The Custodian is responsible for allocating specific bars of gold bullion to the Trust Allocated Account. The Custodian provides the Trustee with regular reports detailing the gold transfers in and out of the Trust’s unallocated and allocated gold accounts and identifying the gold bars held in the Trust’s allocated gold account.

The Custodian’s fees and expenses under the Custody Agreements are paid by the Sponsor.

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Inspection of Gold

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian or the Zurich Sub-Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. Any such inspection rights with respect to the Zurich Sub-Custodian are expected to be granted in accordance with the normal course of dealing between the Custodian and the Zurich Sub-Custodian.  Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian.    Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the gold and the records maintained by them. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted on December 31, 2014 and of the Zurich Sub-Custodian on May 23, 2014.

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

Custody of the Trust’s Gold

Custody of the gold bullion deposited with and held by the Trust is provided by the Custodian at the Zurich, Switzerland vaults of the Custodian and/or the Zurich Sub-Custodian, and by other sub-custodians on a temporary basis only in unallocated form. The Custodian is a market maker, clearer and approved weigher under the rules of the LBMA.

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

The process of withdrawing gold from the Trust for a redemption of a Basket follows the same general procedure as for depositing gold with the Trust for a creation of a Basket, only in reverse. Each transfer of gold between the Trust Allocated Account and the Trust Unallocated Account connected with a creation or redemption of a Basket may result in a small amount of gold being held in the Trust Unallocated Account after the completion of the transfer. In making deposits and withdrawals between the Trust Allocated Account and the Trust Unallocated Account, the Custodian will use commercially reasonable efforts to minimize the amount of gold held in the Trust Unallocated Account as of the close of each business day.  See "Creation and Redemption of Shares."

United States Federal Income Tax Consequences

The following is a discussion of the material US federal income tax consequences that generally apply to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue code of 1986 as amended (the “Code”). The discussion below is based on the Code. United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the US dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

•An individual who is treated as a citizen or resident of the United States;

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

Taxation of US Shareholders

Shareholders generally are treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held by the Trust. Shareholders are also treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held by the Trust at the time it acquires its Shares is equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of gold to the Trust in exchange for the Shares is not a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shares are the same as its tax basis and holding period for the gold delivered in exchange therefore (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors.

When the Trust sells or transfers gold, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the gold that was sold or transferred. Such gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any gold sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its Shares immediately prior to the sale, by a fraction the numerator of which is the amount of gold sold, and the denominator of which is the total amount of the gold held by the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the gold remaining in the Trust will be equal to its tax basis for its Shares immediately prior to the sale, less the portion of such basis allocable to its share of the gold that was sold.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold a pro rata share of the gold held in the Trust at the time of the sale. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares, and (2) the Shareholder’s tax basis for the Shares sold, as determined in the manner described in the preceding paragraph.

A redemption of some or all of a Shareholder’s Shares in exchange for the underlying gold represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis for the gold received in the redemption generally will be the same as the Shareholder’s tax basis for the Shares redeemed. The Shareholder’s holding period with respect to the gold received should include the period during which the Shareholder held the Shares redeemed. A subsequent sale of the gold received by the Shareholder will be a taxable event.

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

Under current law, gains recognized by individuals, estates or trusts from the sale of “collectibles,” including gold bullion, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized  upon the sale of Shares held for more than one year, or attributable to the Trust’s sale of any gold bullion which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a corporate taxpayer are generally the same as those at which ordinary income is taxed.

In addition, for high-income individuals and certain trusts and estates, a 3.8% Medicare contribution tax is imposed on net investment income and gain.  Shareholders should consult their tax advisor regarding this tax

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares is treated as part of the Shareholder’s tax basis in the Shares. Similarly, any brokerage fee incurred by a Shareholder in selling Shares reduces the amount realized by the Shareholder with respect to the sale.

Shareholders are required to recognize gain or loss on a sale of gold by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions are subject to further limitations under applicable provisions of the Code, and are not deductible at all for alternative minimum tax purposes.

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

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not  US persons in order to avoid backup withholding tax.

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

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and/or Code section 4975 impose certain requirements on certain employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain commingled investment vehicles or insurance company general or separate accounts in which such plans or arrangements are invested (collectively, “Plans”), and on persons who are fiduciaries with respect to the investment of “plan assets” of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under other federal law, or under state or local law (“Other Law”).

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

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” rules of ERISA and the “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a “collectible” by an individual retirement account (“IRA”) or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible.   The term “collectible” is defined to include, with certain exceptions, “any metal or gem”. The IRS has issued several private letter rulings to the effect that a purchase by an IRA, or by a participant-directed account under a Code section 401(a) plan, of publicly-traded Shares in a trust holding precious metals will not be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However the private letter rulings provide that, if any of the Shares so purchased are distributed from the IRA or plan account to the IRA owner or plan participant, or if any precious metal is received by such IRA or plan account upon the redemption of any of the Shares purchased by it, the Shares or precious metal so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code sections 408(d), 408(m) or 402.

Item 1A. Risk Factors

You should consider carefully the risks described below before making an investment decision. You should also refer to the other information included in the prospectus and this report, including the Trust’s financial statements and the related notes.

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

jh
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

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust Unallocated Account and the Trust Allocated Account, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited, in the case of the Allocated Account Agreement, to the market value of the gold held in the Trust Allocated Account at the time such negligence, fraud or willful default is discovered by the Custodian and, in the case of the Unallocated Account Agreement, to the amount of gold credited to the Trust Unallocated Account at the time such negligence, fraud or willful default is discovered by the Custodian. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant establishing an Authorized Participant Unallocated Account), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. For any Authorized Participant Unallocated Bullion Account Agreement between an Authorized Participant and another gold clearing bank, the liability of the gold clearing bank to the Authorized Participant may be greater or lesser than the Custodian’s liability to the Authorized Participant described in the preceding sentence, depending on the terms of the agreement. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or the investor, under English law, is limited. Furthermore, under English common law, the Custodian, the Zurich Sub-Custodian or any sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian, the Zurich Sub-Custodian and any other sub-custodians are governed by English law, which may frustrate the Trust in attempting to seek legal redress against the Custodian, the Zurich Sub-Custodian or any sub-custodian concerning its gold.

The obligations of the Custodian under the Custody Agreements are, and the Authorized Participant Unallocated Bullion Account Agreements may be, governed by English law. The Custodian has entered into arrangements with the Zurich Sub-Custodian and may enter into arrangements with other sub-custodians for all or a significant portion of the Trust’s gold, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Zurich Sub-Custodian or any other sub-custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

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

The Custodian is able to use the Zurich Sub-Custodian for the safekeeping of all or a substantial portion of the Trust’s gold. Furthermore, the Custodian has limited obligations to oversee or monitor the Zurich Sub-Custodian. As a result, failure by any Zurich Sub-Custodian to exercise due care in the safekeeping of the Trust’s gold could result in a loss to the Trust.

Gold generally trades on a loco London or loco Zurich basis whereby the physical gold is held in vaults located in London or Zurich or is transferred into accounts established in London or Zurich. The Custodian has a vault in Zurich and is able to use the Zurich Sub-Custodian for the safekeeping of all or a substantial portion of the Trust’s allocated gold. Other than obligations to (1) use reasonable care in appointing the Zurich Sub-Custodian, (2) require any Zurich Sub-Custodian to segregate the gold held by it for the Trust from any other gold held by it for the Custodian and any other customers of the Custodian by making appropriate entries in its books and records and (3) ensure that the Zurich Sub-Custodian provide confirmation to the Trustee that it has undertaken to segregate the gold held by it for the Trust, the Custodian is not liable for the acts or omissions of the Zurich Sub-Custodian. Other than as described above, the Custodian does not undertake to monitor the performance by the Zurich Sub-Custodian of its custody functions. The Trustee’s obligation to monitor the performance of the Custodian is limited to receiving and reviewing the reports of the Custodian. The Trustee does not monitor the performance of the Zurich Sub-Custodian or any other sub-custodian. In addition, the ability of the Trustee and the Sponsor to monitor the performance of the Custodian may be limited because under the Custody Agreements, the Trustee and the Sponsor have only limited rights to visit the premises of the Custodian or the Zurich Sub-Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian or Zurich Sub-Custodian.

As a result of the above, any failure by any Zurich Sub-Custodian to exercise due care in the safekeeping of the Trust’s gold may not be detectable or controllable by the Custodian or the Trustee and could result in a loss to the Trust.

When the Custodian uses the Zurich Sub-Custodian, the Custodian relies on its Zurich Sub-Custodian to hold the gold allocated to the Trust Allocated Account and used to settle redemptions. As a result, settlement of gold in connection with redemptions loco London may require more than three days.

When the Custodian uses the Zurich Sub-Custodian,  the Custodian is reliant on its Zurich Sub-Custodian to hold the gold allocated to the Trust Allocated Account in order to effect redemption of Shares. As a result, in the case for redemption orders electing gold deliveries to be received loco London, it may take longer than three business days for gold to be credited to the Authorized Participant Unallocated Account, which may result in a delay of settlement of the redemption order that is settled loco London.

Because neither the Trustee nor the Custodian oversees or monitors the activities of sub-custodians who may hold the Trust’s gold, failure by the sub-custodians to exercise due care in the safekeeping of the Trust’s gold could result in a loss to the Trust.

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s gold on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are the Bank of England, Barclays Bank plc, Brink’s Global Services Inc., Deutsche Bank AG, HSBC Bank USA, N.A., The Bank of Nova Scotia-ScotiaMocatta, Union Bank of Switzerland (UBS), Malca-Amit Commodities Limited and the Custodian may use other LBMA clearing members that provide bullion vaulting and clearing services to third parties. The Custodian has selected the Zurich Sub-Custodian, and the Zurich Sub-Custodian maintains custody of all of the Trust’s allocated gold for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodian and any other sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s gold from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian and the Zurich Sub-Custodian.

The obligations of any sub-custodian of the Trust’s gold are not determined by contractual arrangements but by LBMA rules and London bullion market customs and practices, which may prevent the Trust’s recovery of damages for losses on its gold custodied with sub-custodians.

Except for the Custodian’s arrangement with the Zurich Sub-Custodian, there are expected to be no written contractual arrangements between sub-custodians that hold the Trust’s gold and the Trustee or the Custodian because traditionally such arrangements are based on the LBMA’s rules and on the customs and practices of the London bullion market. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The LBMA’s rules may be subject to change outside the control of the Trust. Under English law, neither the Trustee nor the Custodian would have a supportable breach of contract claim against a sub-custodian for losses relating to the safekeeping of gold. If the Trust’s gold is lost or damaged while in the custody of a sub-custodian, the Trust may not be able to recover damages from the Custodian or the sub-custodian. Whether a sub-custodian will be liable for the failure of sub-custodians appointed by it to exercise due care in the safekeeping of the Trust’s gold will depend on the facts and circumstances of the particular situation. Shareholders cannot be assured that the Trustee will be able to recover damages from sub-custodians whether appointed by the Custodian or by another sub-custodian for any losses relating to the safekeeping of gold by such sub-custodians.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on September 1, 2009 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol SGOL since its initial public offering on September 9, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2014 and 2013:

Fiscal Year Ended December 31, 2014: Quarter Ended
	High	Low
March 31, 2014	$135.73	$120.26
June 30, 2014	$130.44	$122.08
September 30, 2014	$131.29	$118.48
December 31, 2014	$122.37	$111.98

Fiscal Year Ended December 31, 2013: Quarter Ended
	High	Low
March 31, 2013	$166.86	$154.40
June 30, 2013	$157.69	$118.17
September 30, 2013	$139.43	$120.43
December 31, 2013	$133.12	$117.05

The number of Shares of the Trust as of February 26, 2015 was 7,950,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2014	$128.80	$125.13
September 2014	$124.56	$118.48
October 2014	$122.37	$114.84
November 2014	$117.61	$111.98
December 2014	$120.46	$114.77
January 2015	$127.71	$116.32

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2014 and 2013:

Month	Total number of Shares redeemed	Average ounces of gold per Share
January 2014	50,000	0.098
February 2014	-	-
March 2014	-	-
April 2014	50,000	0.098
May 2014	100,000	0.098
June 2014	-	-
July 2014	-	-
August 2014	-	-
September 2014	50,000	0.098
October 2014	100,000	0.098
November 2014	100,000	0.098
December 2014	550,000	0.098
Total	1,000,000	0.098

Month	Total number of Shares redeemed	Average ounces of gold per Share
January 2013	50,000	0.099
February 2013	50,000	0.099
March 2013	-	-
April 2013	350,000	0.099
May 2013	650,000	0.099
June 2013	800,000	0.099
July 2013	150,000	0.099
August 2013	100,000	0.098
September 2013	100,000	0.098
October 2013	200,000	0.098
November 2013	300,000	0.098
December 2013	400,000	0.098
Total	3,150,000	0.099

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$940,011	$1,040,003	$1,561,925	$1,376,845	$971,070
Total (loss) / gain on gold	$(1,545)	$(125,392)	$21,723	$16,729	$748
Change in net assets from operations	$(5,711)	$(131,104)	$14,523	$10,873	$(1,792)
Weighted average number of Shares	8,578,219	10,419,863	11,169,672	9,551,507	5,195,890
Net (decrease) / increase in net assets per Share	$(0.67)	$(12.58)	$1.30	$1.14	$(0.34)
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

The Trust issues and redeems Shares only in exchange for gold, only in aggregations of 50,000 or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers that have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc., Newedge USA, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “SGOL”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the net asset value (“NAV”) of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since inception:

NAV per Share vs. 1/10th Gold Fix from the September 1, 2009 (the Date of Inception) to December 31, 2014

195.00
185.00
175.00
165.00
155.00
145.00
135.00
125.00
115.00
105.00
95.00
09/09/2009
09/09/2010
09/09/2011
09/09/2012
09/09/2013
09/09/2014
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

Valuation of Gold

Gold is held by the Custodian on behalf of the Trust. Gold is recorded at fair value. The cost of gold is determined according to the average cost method and the fair value is based on the London PM Fix. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis using cost.

	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in gold - cost	942,277	1,040,003	1,561,925
Unrealized (loss) / gain on investment in gold	(2,266)	-	368,762
Investment in gold - fair value	$940,011	$1,040,003	$1,930,687

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the gold and the records maintained by them. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted on December 31, 2014 and of the Zurich Sub-Custodian on May 23, 2014.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At December 31, 2014 and 2013 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Total (loss) / gain on gold	$(1,545)	$(125,392)	$21,723
Change in net assets from operations	$(5,711)	$(131,104)	$14,523
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2014

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day. In previous years amounts were reported under non-investment company accounting, and the NAV reflected redeemable Shares at redemption value to investors.

The Trust’s NAV decreased from $1,033,745,288 at December 31, 2013 to $916,197,176 at December 31, 2014, an 11.37% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, which fell 0.19% from $1,201.50 at December 31, 2013 to $1,199.25 at December 31, 2014, and a decrease in outstanding Shares, which fell from 8,750,000 Shares at December 31, 2013 to 7,800,000 Shares at December 31, 2014, a result of 50,000 Shares (1 Basket) being created and 1,000,000 Shares (20 Baskets) being redeemed during the year.

The NAV per Share decreased 0.58% from $118.14 at December 31, 2013 to $117.46 at December 31, 2014. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was  $4,165,756 for the year, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $136.08 at March 14, 2014 was the highest during the year, compared with a low of $111.92 at November 5, 2014.

There was no change in net assets arising from the change in accounting principle (refer to Note 2.1 to the financial statements) as of January 1, 2014. The decrease in net assets from operations for the year ended December 31, 2014 was $5,710,737, resulting from a realized gain of $211,584 on the transfer of gold to pay expenses and a realized gain of $509,420 on gold distributed for the redemption of Shares, offset by a change in unrealized loss on investment of gold of $2,265,985 and Sponsor’s Fees of $4,165,756. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2014.

The year ended December 31, 2013

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

The NAV per Share decreased 28.08% from $164.26 at December 31, 2012 to $118.14 at December 31, 2013. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $5,712,292 for the year, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $167.19 at January 2, 2013 was the highest during the year, compared with a low of $117.44 at June 28, 2013.

The net loss from operations for the year ended December 31, 2013 was $131,104,116, resulting from a net gain of $464,292 on the transfer of gold to pay expenses and a net gain of $1,081,269 on gold distributed for the redemption of Shares, offset by a realized loss on gold of $126,936,978 and Sponsor’s Fee of $5,712,292. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2013.

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

The NAV per Share increased 5.27% from $156.03 at December 31, 2011 to $164.26 at December 31, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fee, which were $7,200,166 for the year, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $177.04 at October 4, 2012 was the highest during the year, compared with a low of $152.37 at May 30, 2012.

The net gain from operations for the year ended December 31, 2012 was $14,522,816, resulting from a net gain of $1,482,607 on the transfer of gold to pay expenses and a net gain of $20,240,375 on gold distributed for the redemption of Shares, offset by Sponsor’s Fee of $7,200,166. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2012.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year ended December 31, 2014
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$1,053	$1,086	$1,050	$977	$4,166
Total expenses	1,053	1,086	1,050	977	4,166

Net investment loss	(1,053)	(1,086)	(1,050)	(977)	(4,166)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	36	89	78	9	212
Realized gain / (loss) on gold distributed for the redemption of Shares	246	1,036	-	(773)	509
Change in unrealized gain / (loss) on investment in gold	77,157	18,110	(83,156)	(14,377)	(2,266)
Total gain / (loss) on gold	77,439	19,235	(83,078)	(15,141)	(1,545)

Change in net assets from operations	$76,386	$18,149	$(84,128)	$(16,118)	$(5,711)

Net increase / (decrease) in net assets per Share	$8.77	$2.10	$(9.78)	$(1.92)	$(0.67)

Weighted average number of Shares	8,707,222	8,631,319	8,599,457	8,378,261	8,578,219

Year ended December 31, 2013
	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
REVENUES
Value of gold transferred to pay expenses	$1,833	1,670	1,280	$1,209	$5,992
Cost of gold transferred to pay expenses	(1,491)	(1,499)	(1,303)	(1,235)	(5,528)
Gain / (loss) on gold transferred to pay expenses	342	171	(23)	(26)	464

Gain / (loss) on gold distributed for the redemption of Shares	3,108	6,644	(1,316)	(7,355)	1,081
Unrealized (loss) / gain on investment in gold	-	(153,244)	132,675	20,569	-
Realized loss on gold	-	-	-	(126,937)	(126,937)
Total gain / (loss) on gold	3,450	(146,429)	131,336	(113,749)	(125,392)

EXPENSES
Sponsor's fee	1,812	1,447	1,301	1,152	5,712
Total expenses	1,812	1,447	1,301	1,152	5,712

Net gain / (loss) from operations	$1,638	$(147,876)	$130,035	$(114,901)	$(131,104)

Net gain / (loss) per Share	$0.14	$(13.49)	$13.29	$(12.37)	$(12.58)

Weighted average number of Shares	11,677,222	10,964,286	9,784,239	9,286,957	10,419,863

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-17 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2014.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s  disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2014, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets;

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and

(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework  (2013).  Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2014.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Gold Trust

New York, New York

We have audited the internal control over financial reporting of ETFS Gold Trust (the "Trust") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2014 and 2013, and the related statements of operations for each of the three years in the period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and the statements of cash flows for each of the two years in the period ended December 31, 2013 and our report dated March 2, 2015 expressed an unqualified on those financial statements and financial statement schedules noted above.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

Item 9B. Other Information

As a result of Christopher Foulds’s temporary incapacity as the Sponsor’s Chief Financial Officer and Treasurer, due to illness, Joseph Roxburgh served as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer from November 4, 2014 to February 26, 2015.  On February 26, 2015 Mr. Foulds resumed his duties as the Sponsor’s Chief Financial Officer and Treasurer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited.  He is the founder and chairman of eleven other companies issuing exchange-traded products: Gold Bullion Securities Limited in Jersey, ETFS Metal Securities Australia Limited in Australia (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Industrial Metal Securities Limited, ETFS Commodity Securities Australia Limited and Swiss Commodity Securities Limited. He is also a director of GO UCITS ETF Solutions plc and of its manager GO ETF Management Ltd in Ireland, a trustee of ETFS Trust in the US. Assets under management in those companies are in excess of US$15 billion. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds has been the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC since September 12, 2012, except for an absence due to illness from November 4, 2014 to February 26, 2015. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor and is the Chief Financial Officer of ETF Securities Advisors LLC. Mr. Foulds is a Chartered Accountant and member of the ICAEW, having previously worked for and trained with Deloitte, Jersey. He has over ten years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

Joseph Roxburgh – Chief Financial Officer and Treasurer

As a result of the temporary incapacity of the Sponsor’s Chief Financial Officer and Treasurer, Christopher Foulds, due to illness, Joseph Roxburgh was appointed on November 4, 2014 and he served as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer until February 26, 2015 when Mr. Foulds resumed his duties. Since 2012, Mr. Roxburgh has served as the Chief Financial Officer of ETF Securities Limited, the Sponsor’s parent company that is based in Jersey, Channel Islands.  Prior to acting as Chief Financial Officer of ETF Securities Limited, from 2006 to 2012, Mr. Roxburgh was Group Finance Director for a Jersey-based individual managing a global portfolio of commercial and financial investments. From 2004 to 2006, he was Group Finance Director and Company Secretary for Brand Advantage Group and held various roles at KPMG between 1993 and 2004. Mr Roxburgh is a Chartered Accountant (FCA) and a member of the Association of Corporate Treasurers (AMCT). He holds an Executive MBA from University of Bristol / Ecole Nationale des Ponts et Chausses and a BSc in Physics from the University of Manchester.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2014, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

Under the Trust Agreement, Shareholders have no voting rights, except in limited circumstances. The Trustee may terminate the Trust upon the agreement of Shareholders owning at least 75% of the outstanding Shares.

	Amount and Nature
	of Beneficial
Name and Address	Ownership	Percent of Class
BlackRock, Inc.
40 East 52nd Street
New York, NY 10022	1,847,656	23.69%

Shares indicated as owned were reported on a Schedule 13F return filed by BlackRock, Inc. The Trust is unable to determine whether BlackRock, Inc. is the ultimate beneficial owner of such shares, and if BlackRock, Inc. is not the ultimate beneficial owner, who is such beneficial owner.

Security Ownership of Management

Not applicable.

Change In Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Audit fees	$59,270	$55,400
Audit related fees	29,850	18,600
	$89,120	$74,000

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

ETFS GOLD TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS Gold Trust

New York, New York

We have audited the accompanying statements of assets and liabilities of ETFS Gold Trust (the "Trust"), including the schedules of investments, as of December 31, 2014 and 2013, and the related statements of operations for each of the three years in the period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2013. These financial statements and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and financial highlights present fairly, in all material respects, the financial position of ETFS Gold Trust as of December 31, 2014 and 2013, the results of its operations for the each of the three years in the period ended December 31, 2014, the changes in its net assets and the financial highlights for the year ended December 31, 2014, and changes in its shareholder’s deficit and its cash flows and for the each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Effective January 1, 2014, the Trust adopted the provisions of Financial Accounting Standards Board Accounting Standards Update ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, and as a result of the adoption determined that, as of that date, the Trust meets the characteristics of an investment company as defined in Topic 946. Accordingly, as discussed in Note 2.1 to the financial statements, the Trust has changed its method of accounting for investment in gold and changed the presentation of its financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

ETFS GOLD TRUST

Statements of Assets and Liabilities
At December 31, 2014 and 2013

	December 31, 2014 (1)	December 31, 2013 (4)
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: December 31, 2014: $942,277; December 31, 2013: $1,040,003) (2)	$940,011	$1,040,003
Total assets	940,011	1,040,003

LIABILITIES
Fees payable to Sponsor	321	351
Gold payable	23,493	5,907
Total liabilities	23,814	6,258

NET ASSETS	$916,197	$1,033,745

ANALYSIS OF NET ASSETS
Total net assets (3)	$916,197	$1,033,745

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)At December 31, 2014, the investment in gold is valued at fair value. At December 31, 2013 the investment in gold was valued at the lower of cost or market value.  Refer to note 2.1 for a breakdown of cost and fair value of the investment in gold.

(3)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2014 were 7,800,000 and at December 31, 2013 were 8,750,000.  Net asset value per Share at December 31, 2014 was $117.46 and at December 31, 2013 was $118.14.

(4)Derived from audited Statement of Financial Condition as of December 31, 2013.  The amounts are those previously reported under non-investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS GOLD TRUST

Schedules of Investments
At December 31, 2014 and 2013

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets (1)
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	783,832.3	$942,277	$940,011	102.60%
Total investment in gold	783,832.3	$942,277	$940,011	102.60%

	December 31, 2013
Description	oz	Cost	Fair Value	% of Net Assets (2)
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	865,587.1	$1,040,003	$1,040,003	100.61%
Total investment in gold	865,587.1	$1,040,003	$1,040,003	100.61%

(1)Calculated as investment in gold at fair value divided by net assets, as at December 31, 2014, investment in gold is recorded at fair value.  Refer to Note 2.1 for additional information.

(2)Calculated as investment in gold at cost divided by net assets, as at December 31, 2013, investment in gold was recorded at the lower of cost or market value.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS GOLD TRUST

Statements of Operations
For the years ended December 31, 2014, 2013 and 2012

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2014 (1)	December 31, 2013 (2)	December 31, 2012 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$4,166	$5,712	$7,200
Total expenses	4,166	5,712	7,200

Net investment loss	(4,166)	(5,712)	(7,200)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	212	464	1,483
Realized gain on gold distributed for the redemption of Shares	509	1,081	20,240
Change in unrealized loss on investment in gold	(2,266)	-	-
Realized loss on investment in gold	-	(126,937)	-
Total (loss) / gain on gold	(1,545)	(125,392)	21,723

Change in net assets from operations	$(5,711)	$(131,104)	$14,523

Net (decrease) / increase in net assets per Share	$(0.67)	$(12.58)	$1.30

Weighted average number of Shares	8,578,219	10,419,863	11,169,672

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)Amounts are those previously reported under non-investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS GOLD TRUST

Statements of Cash Flows
For the years ended December 31, 2013 and 2012

	Year	Year
	Ended	Ended
	December 31, 2013 (1)	December 31, 2012 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of gold	$-	$-
Cash expenses paid	-	-
Increase in cash resulting from operations	-	-

Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of Shares	$22,226	$268,941

Value of gold distributed for redemption of Shares - at cost	$411,683	$78,214

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$(131,104)	$14,523
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
Decrease / (increase) in investment in gold	521,922	(185,080)
Increase in gold payable	5,907	-
(Decrease) / increase in fees payable to Sponsor	(280)	71
Increase / (decrease) in redeemable Shares:
Creations	22,226	268,941
Redemptions	(418,671)	(98,455)
Net cash provided by operating activities	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of gold transferred to pay expenses	$5,992	$7,130
(1)

In accordance with Topic 946, Investment Companies, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the year ended December 31, 2014.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS GOLD TRUST

Statement of Changes in Net Assets
For the year ended December 31, 2014

	Year Ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	8,750,000	$1,033,745
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(4,166)
Realized gain on investment in gold		721
Change in unrealized loss on investment in gold		(2,266)
Change in unrealized gain on unsettled creations or redemptions		133
Creations	50,000	6,437
Redemptions	(1,000,000)	(118,407)
Closing balance at December 31, 2014	7,800,000	$916,197
(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

ETFS GOLD TRUST

Statements of Changes in Shareholders’ Deficit
For the years ended December 31, 2013 and 2012

	Year	Year
	Ended	Ended
	December 31, 2013 (1)	December 31, 2012 (1)
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(368,762)	$(301,078)
Net (loss) / gain for the period	(131,104)	14,523
Adjustment of redeemable Shares to redemption value	499,866	(82,207)
Shareholders' deficit - closing balance	$-	$(368,762)
(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS GOLD TRUST

Financial Highlights
For the year ended December 31, 2014

Year
Ended
December 31, 2014 (1)
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	$118.14
Income from investment operations:
Net investment loss	(0.49)
Total realized and unrealized gains or losses on investment in gold	(0.19)
Change in net assets from operations	(0.68)

Net asset value per Share at end of year	$117.46

Weighted average number of Shares	8,578,219

Expense Ratio
Sponsor's Fee per Share	0.39%

Net Investment Loss Ratio
Net investment loss ratio	(0.39)%

Total Return	(0.58)%

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

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

ETFS GOLD TRUST

Notes to the Financial Statements

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

1.

Presentation of prior year information has been conformed to the current year accounting standards in the Statement of Assets and Liabilities and Statement of Operations.  A Statement of Changes in Net Assets is required and has been presented for the year ended December 31, 2014.

2.	A Schedule of Investments is required as of December 31, 2014. The Schedule has also been included as of December 31, 2013, for comparative presentation.
3.	Financial Highlights are required for year ended December 31, 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the year ended December 31, 2014.  Since the adoption of the new accounting principle is prospective, the prior years’ statements of cash flows are still presented.

5.

Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of December 31, 2014.  December 31, 2013 disclosures have also been included for comparative purposes.

The quantitative effect of the adoption of investment company accounting is presented below:

	Value at		Gain / (loss)
	December 31, 2013	Value at	as a result of
	at lower of cost	January 1, 2014	change in
(Amounts in 000's of US$)	or market value	at fair value	accounting principle
Investment in gold	$1,040,003	$1,040,003	$-

ETFS GOLD TRUST

Notes to the Financial Statements

2.2. Valuation of Gold

The Trust follows the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 provides guidance for determining fair value and requires disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of December 31, 2014 and December 31, 2013:

(Amounts in 000's of US$)	December 31, 2014	December 31, 2013
Investment in gold - cost	$942,277	$1,040,003
Unrealized loss on investment in gold	(2,266)	-
Investment in gold - fair value	$940,011	$1,040,003

Effective January 1, 2014, the Trust records its investment in gold at fair value and recognizes changes in fair value of the investment in gold as change in unrealized gain / loss on investment in gold in the Statement of Operations.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2014	December 31, 2013

Level 2
Investment in gold	$940,011	$1,040,003

There were no re-allocations or transfers between levels during the period.

2.3. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of the gold is transferred within three days of trade date. The table below summarizes gold receivable or payable at December 31, 2014 and 2013:

(Amounts in 000's of US$)	December 31, 2014	December 31, 2013
Gold receivable	$-	$-

Gold payable	$23,493	$5,907

ETFS GOLD TRUST

Notes to the Financial Statements

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

As the Shares of the Trust are subject to redemption at the option of Authorized Participants, the Trust has classified the outstanding Shares as Redeemable Capital Shares as of December 31, 2013 and 2012 and as Net Assets as of December 31, 2014. The Trust records the redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to Shareholders’ Equity.

Changes in the Shares for the years ended December 31, 2013 and 2012 are set out below:

	Year	Year
	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	December 31, 2013	December 31, 2012
Number of Redeemable Shares
Opening balance	11,750,000	10,750,000
Creations	150,000	1,600,000
Redemptions	(3,150,000)	(600,000)
Closing balance	8,750,000	11,750,000

Redeemable Shares
Opening balance	$1,930,056	$1,677,363
Creations	22,226	268,941
Redemptions	(418,671)	(98,455)
Adjustment to redemption value	(499,866)	82,207
Closing balance	$1,033,745	$1,930,056

Redemption value per Share at period end	$118.14	$164.26

ETFS GOLD TRUST

Notes to the Financial Statements

2.5.  Realized Gains / Losses

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

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740 to the Trust, to determine whether or not there are uncertain tax positions in its major jurisdictions that require financial statement recognition. Based on this evaluation, the Sponsor has determined the Trust’s major jurisdictions to be where it is organized and where bullion is held.  No uncertain tax positions have been identified. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

ETFS GOLD TRUST

Notes to the Financial Statements

2.7. Investment in Gold

Changes in ounces of gold and the respective values for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year	Year	Year
	Ended	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2014	December 31, 2013	December 31, 2012
Ounces of gold
Opening balance	865,587.1	1,160,268.7	1,065,686.5
Creations	4,907.1	14,786.5	158,216.1
Redemptions	(83,347.4)	(305,365.7)	(59,341.1)
Transfers of gold to pay expenses	(3,314.5)	(4,102.4)	(4,292.8)
Closing balance	783,832.3	865,587.1	1,160,268.7

Investment in gold
Opening balance	$1,040,003	$1,561,925	$1,376,845
Creations	6,437	22,226	268,941
Redemptions	(100,689)	(412,764)	(98,454)
Realized gain on gold distributed for the redemption of Shares	509	1,081	20,240
Transfers of gold to pay expenses	(4,195)	(5,992)	(7,130)
Realized gain on gold transferred to pay expenses	212	464	1,483
Realized loss on investment in gold	-	(126,937)	-
Unrealized loss on investment in gold	(2,266)	-	-
Closing balance	$940,011	$1,040,003	$1,561,925

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

For the year ended December 31, 2014, the Sponsor’s Fee was $4,165,756  (December 31, 2013: $5,712,292;  December 31, 2012: $7,200,166).

At December 31, 2014  $321,355 was payable to the Sponsor (December 31, 2013: $350,601).

ETFS GOLD TRUST

Notes to the Financial Statements

2.9 Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the issuance date.

On November 7, 2014, the London Bullion Market Association (“LBMA”) announced it will discontinue the “London Gold Fix” pricing benchmark for gold on March 19, 2015. The London Gold Fix has been the benchmark price for valuation of gold bullion held by the Trust. The LBMA has accepted a proposal by the ICE Benchmark Association (“IBA”) to administer a replacement gold price benchmark mechanism. Commencing March 20, 2015, the IBA will operate an electronic, auction-based, tradable and auditable gold bullion market clearing process that will replace the London Gold Fix.  The IBA’s electronic price fixing process, like the current London Gold Fix process, will establish and publish fixed prices for troy ounces of gold twice each London trading day at electronic auctions starting at 9:45 am London time and 3:00 pm London time (“IBA PM Gold Fix”).

Commencing March 20, 2015 when the IBA PM Gold Fix is declared operative by the LBMA, on each trading day the Sponsor will use the IBA PM Gold Fix for valuing gold bullion received upon purchase of the Trust’s shares, delivered upon redemption of the Trust’s shares and otherwise held by the Trust. The Sponsor also expects to determine that the IBA PM Gold Fix will fairly represent the commercial value of gold bullion held by the Trust and, effective 60 days after the delivery of notice of such determination to The Depository Trust Company, the registered owner of the shares of the Trust, the “Benchmark Price” (as defined in the Trust’s Trust Agreement) as of any day will be the IBA PM Gold Fix for such day.

During this period, no other material subsequent events requiring adjustment to or disclosure in the Trust’s financial statements were identified.

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust
(Registrant)

Date:	March 2, 2015	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 2, 2015	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.