Form 10-Q
period 2015-09-30
ETFS Gold Trust
filed 2015-11-06
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Yes ☐ No ☒

As of November 3, 2015, ETFS Gold Trust had 7,650,000 ETFS Physical Swiss Gold Shares outstanding

ETFS GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

ETFS GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Statements of Assets and Liabilities
At September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: September 30, 2015: $899,318; December 31, 2014: $942,277)	$832,534	$940,011
Total assets	832,534	940,011

LIABILITIES
Fees payable to Sponsor	268	321
Gold payable	-	23,493
Total liabilities	268	23,814

NET ASSETS (1)	$832,266	$916,197

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2015 were 7,650,000 and at December 31, 2014 were 7,800,000.  Net asset values per Share at September 30, 2015 and December 31, 2014 were $108.79 and $117.46, respectively.

See Notes to the Condensed Financial Statements

ETFS GOLD TRUST

Schedules of Investments
At September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	747,337.7	$899,318	$832,534	100.03%
Total investment in gold	747,337.7	$899,318	$832,534	100.03%

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	783,832.3	$942,277	$940,011	102.60%
Total investment in gold	783,832.3	$942,277	$940,011	102.60%

See Notes to the Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$835	$1,050	$2,633	$3,189
Total expenses	835	1,050	2,633	3,189

Net investment loss	(835)	(1,050)	(2,633)	(3,189)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on gold transferred to pay expenses	(44)	78	(37)	204
Realized (loss) / gain on gold distributed for the redemption of Shares	(1,233)	-	(1,862)	1,282
Change in unrealized (loss) / gain on investment in gold	(42,100)	(83,156)	(64,518)	12,111
Total (loss) / gain on gold	(43,377)	(83,078)	(66,417)	13,597

Change in net assets from operations	$(44,212)	$(84,128)	$(69,050)	$10,408

Net (decrease) / increase in net assets per Share	$(5.73)	$(9.78)	$(8.83)	$1.20

Weighted average number of Shares	7,718,478	8,599,457	7,824,359	8,645,604

See Notes to the Condensed Financial Statements

ETFS GOLD TRUST

Condensed Statements of Changes in Net Assets
For the nine months ended September 30, 2015 (Unaudited) and the year ended December 31, 2014

	Nine Months Ended September 30, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	7,800,000	$916,197
Net investment loss		(2,633)
Realized loss on investment in gold		(1,899)
Change in unrealized loss on investment in gold		(64,518)
Change in unrealized loss on unsettled creations or redemptions		(132)
Creations	200,000	24,496
Redemptions	(350,000)	(39,245)
Closing balance at September 30, 2015	7,650,000	$832,266

	Year Ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	8,750,000	$1,033,745
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(4,166)
Realized gain on investment in gold		721
Change in unrealized loss on investment in gold		(2,266)
Change in unrealized gain on unsettled creations or redemptions		133
Creations	50,000	6,437
Redemptions	(1,000,000)	(118,407)
Closing balance at December 31, 2014	7,800,000	$916,197
(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Condensed Financial Statements

ETFS GOLD TRUST

Financial Highlights (Unaudited)
For the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$114.47	$129.05	$117.46	$118.14
Income from investment operations:
Net investment loss	(0.11)	(0.12)	(0.34)	(0.37)
Total realized and unrealized gains and losses on investment in gold	(5.57)	(9.66)	(8.33)	1.50
Change in net assets from operations	(5.68)	(9.78)	(8.67)	1.13

Net asset value per Share at end of period	$108.79	$119.27	$108.79	$119.27

Weighted average number of Shares	7,718,478	8,599,457	7,824,359	8,645,604

Expense Ratio
Annualized Sponsor's Fee per Share	0.39%	0.39%	0.39%	0.39%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.39)%	(0.39)%	(0.39)%	(0.39)%

Non-Annualized Total Return	(4.96)%	(7.58)%	(7.38)%	0.96%

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

The accompanying condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP") for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2015	December 31, 2014
Level 2
Investment in gold	$832,534	$940,011

There were no transfers between levels during the period ended September 30, 2015 or the year ended December 31, 2014.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2015 and December 31, 2014.

ETFS GOLD TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Gold

Changes in ounces of gold and their respective values for the nine months ended September 30, 2015 and for the year ended December 31, 2014 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2015	December 31, 2014
Ounces of gold
Opening balance	783,832.3	865,587.1
Creations	19,580.0	4,907.1
Redemptions	(53,811.2)	(83,347.4)
Transfers of gold to pay expenses	(2,263.4)	(3,314.5)
Closing balance	747,337.7	783,832.3

Investment in gold
Opening balance	$940,011	$1,040,003
Creations	24,496	6,437
Redemptions	(62,870)	(100,689)
Realized (loss) / gain on gold distributed for the redemption of Shares	(1,862)	509
Transfers of gold to pay expenses	(2,686)	(4,195)
Realized (loss) / gain on gold transferred to pay expenses	(37)	212
Change in unrealized loss on investment in gold	(64,518)	(2,266)
Closing balance	$832,534	$940,011

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

For the three months ended September 30, 2015 and 2014 the Sponsor’s Fee was $835,812 and $1,049,835, respectively. For the nine months ended September 30, 2015 and 2014 the Sponsor’s Fee was $2,633,333 and $3,189,347, respectively. At September 30, 2015 and at December 31, 2014, the fees payable to the Sponsor were $268,802 and $321,355, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold.  Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014.

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

The Quarter Ended September 30, 2015

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $892,883,014 at June 30, 2015 to $832,265,584 at September 30, 2015, a 6.79% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a  decrease in the price per ounce of gold, which fell 4.87% from $1,171.00 at June 30, 2015 to $1,114.00 at September 30, 2015 and a decrease in outstanding Shares, which fell from 7,800,000 Shares at June 30, 2015 to 7,650,000 Shares at September 30, 2015, a result of 150,000 Shares (3 Baskets) being redeemed during the quarter.  No Shares were created during the quarter.

NAV per Share decreased 4.96% from $114.47 at June 30, 2015 to $108.79 at September 30, 2015. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was  $835,812 for the quarter, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $114.18 at July 1, 2015 was the highest during the quarter, compared with a low of $105.63 at July 24, 2015.

The decrease in net assets from operations for the quarter ended September 30, 2015 was $44,212,590, resulting from a realized loss of $44,620 on the transfer of gold to pay expenses, a realized loss of $1,232,406 on gold distributed for the redemption of Shares, a change in unrealized loss on investment of gold of $42,099,752 and the Sponsor’s Fee of $835,812. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2015.

The Nine Month Period Ended September 30, 2015

The Trust’s NAV decreased from $916,197,176 at December 31, 2014 to $832,265,584 at September 30, 2015, a 9.16% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, which fell 7.11% from $1,199.25 at December 31, 2014 to $1,114.00 at September 30, 2015 and a  decrease in outstanding Shares, which fell from 7,800,000 Shares at December 31, 2014 to 7,650,000 at September 30, 2015, a result of 200,000 Shares  (4 Baskets) being created and 350,000 Shares  (7 Baskets) being redeemed during the period.

NAV per Share decreased 7.38% from $117.46 at December 31, 2014 to $108.79 at September 30, 2015. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $2,633,333 for the period, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $126.88 at January 22, 2015 was the highest during the period, compared with a low of $105.63 at July 24, 2015.

The decrease in net assets from operations for the period ended September 30, 2015 was $69,050,207, resulting from a realized loss of $37,541 on the transfer of gold to pay expenses, a realized loss of $1,861,577 on gold distributed for the redemption of Shares, a change in unrealized loss on investment of gold of $64,517,756 and the Sponsor’s Fee of $2,633,333. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2015.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2015 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2015:

0 Baskets  were created.

3 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	gold per Share
July 2015	2	100,000	0.098
August 2015	-	-	-
September 2015	1	50,000	0.098
	3	150,000	0.098

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust
(Registrant)

Date: November 6, 2015	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2015	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.