Form 10-K
period 2015-12-31
ETFS Gold Trust
filed 2016-02-29
CIK 1450923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding held by non-affiliates of the registrant based upon the closing price of a share on June 30, 2015 as reported by the NYSE Arca, Inc. on that date: $893,802,000.

As of February 24, 2016, ETFS Gold Trust has 7,550,000 ETFS Physical Swiss Gold Shares outstanding.

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

The Trust’s Shares at redeemable value decreased from $916,197,176 at December 31, 2014 to $761,731,009 at December 31, 2015, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 7,800,000  Shares at December 31, 2014 to 7,350,000  Shares at December 31, 2015.

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

Banking Sector

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

The Official Sector

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

The Investment Sector

This sector includes the investment and trading activities of both professional & private investors and speculators. These participants range from large hedge and mutual funds to day-traders on futures exchanges, and retail-level coin collectors.

The Manufacturing Sector

The fabrication and manufacturing sector represents all the commercial and industrial users of gold for whom gold is a daily part of their business. The jewelry industry is a large user of gold. Other industrial users of gold include the electronics and dental industries.

World Gold Supply and Demand 2005-2014 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the period from 2005 to 2014 and is based on information reported by GFMS Ltd.

(tonnes)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Supply
Mine Production	2,561	2,496	2,499	2,430	2,613	2,741	2,839	2,861	3,064	3,122
Scrap	902	1,132	1,005	1,350	1,726	1,711	1,659	1,634	1,287	1,126
Net Hedging Supply	(92)	(434)	(432)	(357)	(234)	(106)	11	(40)	(39)	104
Total Supply	3,371	3,194	3,072	3,423	4,105	4,346	4,509	4,455	4,312	4,352

Demand
Jewelry Fabrication	2,721	2,302	2,425	2,306	1,817	2,034	2,029	1,998	2,440	2,217
Industrial Fabrication	440	471	477	464	414	469	458	415	419	401
Electronics	286	316	322	311	275	326	320	284	289	280
Dental & Medical	62	61	58	56	53	48	43	39	36	34
Other Industrial	92	95	98	97	87	95	95	92	93	87
Net Official Sector	(663)	(365)	(484)	(235)	(34)	77	457	544	409	466
Retail Investment in Coins & Bars	412	427	442	915	825	1,229	1,569	1,357	1,774	1,077
Physical Demand	2,910	2,835	2,860	3,450	3,022	3,809	4,513	4,314	5,042	4,161

Physical Surplus / (Deficit)	461	359	212	(27)	1,083	537	(4)	141	(730)	191

ETF Inventory Build	208	260	253	321	623	382	185	279	(880)	(160)
Exchange Inventory Build	29	32	(10)	34	39	54	(6)	(10)	(97)	1
Net Balance	224	67	(31)	(382)	421	101	(183)	(128)	247	350
Source: GFMS Ltd

The following are some of the main characteristics of the gold market illustrated by the table:

One factor which separates gold from other precious metals is that there are large above-ground stocks which can be quickly mobilised. As a result of gold’s liquidity, gold often acts more like a currency than a commodity.

Over the past ten years, (new) mine production of gold has experienced a modest rise of about 2% per annum, increasing 2% in 2014. Of the three sources of supply, mine production accounts for nearly 72% of total supply in 2014. Recycled gold volumes have ranged from 902 tonnes to 1,726 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand however jewelry’s contribution to demand has fallen from 94% in 2005 to 53% of demand in 2014. Industrial demand has been relatively constant, contributing between 8% to 17% of total demand.

Exchange traded product inventory build had seen strong growth until 2009, rising approximately three-fold between 2005 and 2009, before tapering and eventually seeing outflows in 2013 as the price of gold fell by 25% in that year. During the 2013 price crash, retail coin and bar demand rose to a 10-year high as retail investors, especially from China, were enticed by the falling prices. Exchange traded products continued to see outflows in 2014 and 2015 but the price of gold declined modestly.

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

The following chart illustrates the movements in the price of an ounce of gold in US dollars from January 2006 to January 2016:

Spot Gold Price
US$/oz
2000
1800
1600
1400
1200
1000
800
600
400
200
0
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016

Source: Bloomberg, ETF Securities. Data from 01/20/2006 to 01/20/2016

The gold price tends to rise during periods of low real interest rates and high monetary expansion, as they are often associated with currency debasement and systemic financial failures. The decline in the US dollar against other currencies, a surge in investment demand in commodities as an asset class generally, and the low level of forward selling by mining companies have all contributed to the increase in the gold price between 2004 and 2011. The gold price peaked at US$1,900/oz in September 2011 as successive Euro leader summits, bailouts and bond stability funds failed to staunch both sovereign debt and banking sector solvency concerns in Europe. Since then, the gold price has been falling as the US dollar has strengthened and real interest rates have increased and the global economy has shown signs of improvement.

Operation of the Gold Bullion Market

The global trade in gold consists of Over-the-Counter (OTC) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global gold trading.

Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market-making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The fourteen market-making members of the LBMA are: Barclays Bank plc, BNP Paribas SA, Citibank, Credit Suisse, HSBC Bank USA, N.A. (through its London Branch), Goldman Sachs International, JPMorgan Chase Bank, Merrill Lynch International Bank Limited, Morgan Stanley & Co. International plc, The Bank of Nova Scotia–ScotiaMocatta, Société  Générale, Standard Chartered Bank, Toronto-Dominion Bank and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

The main centers of the OTC market are London, Zurich and New York. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small gold bars (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. Of the fourteen market-making members of the LBMA, six offer clearing services. There are a further 84 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are correct as of the date of this report. These numbers may change from time to time as new members are added and existing members drop out.

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

The terms “loco London” gold and “loco Zurich” gold refer to gold physically held in London and Zurich, respectively, that meets the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Gold bars meeting these requirements are described in this annual report from time to time as “London Good Delivery Bars.” The unit of trade in London is the troy ounce, whose gram conversion is: 1,000 grams equals 32.1507465 troy ounces and 1 troy ounce equals 31.1034768 grams. A London Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. Typically referred to as 400-ounce bars, a London Good Delivery Bar must contain between 350 and 430 fine troy ounces of gold, with a minimum fineness (or purity) of 995 parts per 1,000 (99.5%), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar (expressed in units of 0.025 troy ounces) by the fineness of the bar. A London Good Delivery Bar must also bear the stamp of one of the melters and assayers who are on the LBMA approved list. Unless otherwise specified, the gold spot price always refers to that of a London Good Delivery Bar. Business is generally conducted over the phone and through electronic dealing systems.

On March 20, 2015,  ICE Benchmark Administration  (“IBA”) began administering the operation of an “equilibrium auction,” which is an electronic, tradable and auditable, over-the-counter auction market with the ability to settle trades in U.S. Dollars (“USD”), euros or British Pounds for LBMA-authorized participating gold bullion banks or market makers (“gold participants”) that establishes a reference gold price for that day’s trading. IBA’s equilibrium auction is the gold valuation replacement selected by the LBMA for the London gold fix previously determined by the London Gold Market Fixing Ltd. that was discontinued on March 19, 2015. IBA’s equilibrium auction, like the previous gold fixing process, establishes and publishes fixed prices for troy ounces of gold twice each London trading day during fixing sessions beginning at 10:30 a.m. London time (the LBMA AM Gold Price) and 3:00 p.m. London time (the LBMA PM Gold Price).

Daily during London trading hours the LBMA AM Gold Price and the LBMA PM Gold Price each provide reference gold prices for that day’s trading. Many long-term contracts will be priced on either the basis of the LBMA AM Gold Price or the LBMA PM Gold Price, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The LBMA AM Gold Price and the LBMA PM Gold Price, determined according to the methodologies of IBA and disseminated electronically by IBA to selected major market data vendors, such as Thomson Reuters and Bloomberg, are widely used benchmarks for daily gold prices and are quoted by various financial information sources as the London gold fix was previously. The Trust values its gold on the basis of the LBMA PM Gold Price.

The LBMA PM Gold Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of gold that clears the maximum amount of bids and offers for gold entered by order-submitting gold participants each day. The opening bid is generated by the auction chairman, who is an employee of IBA; the auction chairman also submits the subsequent opening bids if need be. IBA has indicated that at some point in the future they may switch to an electronic algorithm based method for obtaining opening and subsequent bid prices. There are currently twelve gold participants (Barclays, Bank of China, China Construction Bank, Goldman Sachs, HSBC Bank USA NA, JPMorgan Chase Bank, N.A. London Branch, Morgan Stanley, The Bank of Nova Scotia – ScotiaMocatta, Societe Generale, Standard Chartered, Toronto-Dominion Bank and UBS), and IBA uses ICE’s front-end system, WebICE, as the technology platform that allows direct participants as well as sponsored clients to manage their orders in the auction in real time via their own screens. As the IBA electronic gold auction market develops, IBA expects to admit additional gold participants to the order submission process.

The IBA auction process begins with a notice of an auction round issued to gold participants before the commencement of the auction round stating a gold price in US dollars, determined by the auction chairman, at which the auction round will be conducted. An auction round lasts 30 seconds. Gold participants electronically place bid and offer orders at the round’s stated price and indicate whether the orders are for their own account or for the account of clients. Aggregate bid and offer volume will be shown live on WebICE, providing a level playing field for all participants.

At the end of the auction round, the IBA system evaluates the equilibrium of the bid and offer orders submitted. If bid and offer orders indicate an imbalance outside of acceptable tolerances established for the IBA system (20,000 oz) (e.g., too many purchase orders submitted compared to sell orders or vice versa), the auction chairman calculates a new auction round price principally based on the volume weighting of bid and offer orders submitted in the immediately completed auction round. For instance, if the order imbalance indicates that purchase orders (bids) outweigh sales orders (offers) then the auction chairman will issue a new auction round price that will be increased over that used in the prior auction round. Likewise, the auction chairman will decrease the new auction round price from the prior round’s price if offers outweigh bids. To clear the imbalance, the IBA system then issues another notice of auction round to gold participants at the auction chairman’s newly calculated price. During this next 30 second auction round, gold participants again submit orders, and after it ends, the IBA system evaluates for order imbalances. If order imbalances persist, the auction chairman calculates a new auction price and a further auction round will occur. This auction round process continues until an equilibrium within specified tolerances is determined to exist. Once the IBA system determines that orders are in equilibrium within system tolerances, the auction process ends and the equilibrium auction round price becomes the LBMA PM Gold Price.

The LBMA PM Gold Price and all bid and offer order information for all auction rounds become publicly available electronically via IBA instantly after the conclusion of the equilibrium auction. Since April 1, 2015, the LBMA Gold Price has been regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom (“UK”). IBA also has an Oversight Committee, made up of market participants, industry bodies, direct participant representatives, infrastructure providers and IBA. The Oversight Committee allows the LBMA to continue to have significant involvement in the oversight of the auction process, including, among other matters, changes to the methodology and accreditation of direct participants. Additionally, IBA watches over the price discovery process for the LBMA Gold Price and ensures that it meets the IOSCO Principles for Financial Benchmarks.

The LBMA PM Gold Price is widely viewed as a full and fair representation of all or material market interest at the conclusion of the equilibrium auction. IBA’s LBMA PM Gold Price electronic auction methodology is similar to the non-electronic process previously used to establish the London gold fix where the London gold fix process adjusted the gold price up or down until all the buy and sell orders are matched, at which time the price was declared fixed. Nevertheless, the LBMA PM Gold Price has several advantages over the previous London gold fix. The LBMA PM Gold Price auction process is fully transparent in real time to the gold participants and, at the close of each equilibrium auction, to the general public. The LBMA PM Gold Price auction process is also fully auditable by third parties since an audit trail exists from the time of each notice of an auction round. Moreover, the LBMA PM Gold Price’s audit trail and active, real time surveillance of the auction process by IBA as well as FCA’s oversight of IBA, will deter manipulative and abusive conduct in establishing each day’s LBMA PM Gold Price.

Since March 20, 2015, the Sponsor determined that the London gold fix, which ceased to be published as of March 19, 2015, could no longer serve as a basis for valuing gold bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and otherwise held by the Trust on a daily basis, and that the LBMA PM Gold Price is an appropriate alternative for determining the value of the Trust’s gold each trading day.  The Sponsor also determined that the LBMA PM Gold Price will fairly represent the commercial value of gold bullion held by the Trust and the “Benchmark Price" (as defined in Trust Agreement) as of any day will be the LBMA PM Gold Price for such day.

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

At the Evaluation Time, the Trustee values the Trust’s gold on the basis of that day’s “LBMA PM Gold Price” (the USD price for an ounce of gold set by the LBMA-authorized participating bullion banks or market makers in an electronic, tradable and auditable over-the-counter auction with the ability to participate in three currencies: USD, EUR and GBP, operated by IBA at approximately 3:00PM London time, on each London business day and disseminated electronically by IBA to selected major market data vendors, such as Thomson Reuters and Bloomberg). If no LBMA PM Gold Price is made on such day or has not been announced by the Evaluation Time, the next most recent LBMA PM Gold Price determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA PM Gold Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s gold is not an appropriate basis for evaluation of the Trust’s gold, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA PM Gold Price or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s gold or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

Sponsor’s Fee for the year ended December 31, 2015 was $3,444,870  (December 31, 2014: $4,165,756;  December 31, 2013: $5,712,292).

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

1 The Zurich Sub-Custodian is any firm selected by the Custodian to hold the Trust’s gold in the Trust Allocated Account in the firm’s Zurich vault premises on a segregated basis and whose appointment has been approved by the Sponsor. The Custodian will use reasonable care in selecting any Zurich Sub-Custodian. As of the date of this annual report, the Zurich Sub-Custodian that the Custodian uses is UBS A.G., though the  Zurich Sub-Custodian currently does not hold any of the Trust’s gold.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million.

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

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by them. The most recent inspection by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted on December 31, 2015. On January 29, 2015 all gold held by the Zurich Sub-Custodian was transferred to the Custodian.  As no gold is currently held by the Zurich Sub-Custodian, the last inspection was conducted on December 31, 2014.

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

United States Federal Income Tax Consequences

The following is a discussion of the material US federal income tax consequences that generally apply to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue code of 1986 as amended (the “Code”). The discussion below is based on the Code, United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the US dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares.

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

A Shareholder that is not a US Shareholder as defined above (other than a partnership, or an entity treated as a partnership for US federal tax purposes) generally is considered a “Non-US Shareholder” for purposes of this discussion. For US federal income tax purposes, the treatment of any beneficial owner of an interest in a partnership, including any entity treated as a partnership for US federal income tax purposes, generally depends upon the status of the partner and upon the activities of the partnership. Partnerships and partners in partnerships should consult their tax advisors about the US federal income tax consequences of purchasing, owning and disposing of Shares.

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

Under current law, gains recognized by individuals, estates or trusts from the sale of “collectibles,” including gold bullion, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of Shares held for more than one year, or attributable to the Trust’s sale of any gold bullion which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a corporate taxpayer are generally the same as those at which ordinary income is taxed.

In addition, high-income individuals and certain trusts and estates, are subject to a 3.8% Medicare contribution tax that is imposed on net investment income and gain.  Shareholders should consult their tax advisor regarding this tax

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares is treated as part of the Shareholder’s tax basis in the Shares. Similarly, any brokerage fee incurred by a Shareholder in selling Shares reduces the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize gain or loss upon a sale of gold by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to further limitations under applicable provisions of the Code, and are not deductible at all for alternative minimum tax purposes.

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

United States Information Reporting and Backup Withholding for US and Non-US Shareholders

The Trustee or the appropriate broker will file certain information returns with the IRS, and provides certain tax-related information to Shareholders, in accordance with applicable Treasury Regulations. Each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income (if any) and expenses.

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not US persons in order to avoid the backup withholding tax.

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

Taxation in Jurisdictions other than the United States

Prospective purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisers as to the tax consequences, under the laws of such jurisdiction, of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

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

The LBMA PM Gold Price may prove unreliable.

Since March 20, 2015, the Sponsor has utilized the LBMA PM Gold Price as the benchmark price for valuing gold held, received or delivered by the Trust.  Prior to March 20, 2015, the Trust utilized the London PM Fix (as defined below) as its benchmark for valuation purposes. The London fix for gold (the “London gold fix”), which the London Gold Market Fixing Ltd. discontinued on March 19, 2015, was the twice daily fix of the price of a troy ounce of gold which was established and published during fixing sessions beginning at 10:30 a.m. London time (the “London AM Fix”) and 3:00 p.m. London time (the “London PM Fix”). The London gold fix was performed in London by the four members of the London gold fix, on each London business day and was widely accepted among gold market participants. The LBMA PM Gold Price, and the mechanism for its establishment, has a limited operating history and may, among other things:

•	not behave over time like the London PM Fix has historically;
•	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London PM Fix;
•	result in delays or errors in the determination of a daily benchmark price of gold;
•	not be as widely accepted as the London PM Fix; or
•	otherwise prove unreliable.

If the LBMA PM Gold Price is unreliable for any reason, the price of gold and the market price for the Shares may decline or be subject to greater volatility.

Regulatory activity and lawsuits with respect to the London gold price may find historic manipulation of the previous London gold fix which in future may impact market confidence in the LBMA PM Gold Price.

The London Gold Market Fixing Ltd.’s  decision to discontinue the London gold fix as the pricing benchmark for gold comes after increased attention has been directed to the use of various financial benchmarks and indices as price setting mechanisms for market transactions, including the London gold fix.  Prior to the adoption of the LBMA PM Gold Price as the new pricing benchmark, there were press reports that the CFTC was reviewing the transparency of the price setting of gold and silver in London, and that a £26 million fine was imposed on Barclays Bank plc (one of the participants in the old London gold fix) for its failure to implement adequate risk and conflicts of interest management systems in connection with influencing the fixing outcome. There have also been additional lawsuits that have been filed against the member banks which established the London gold fix for alleged manipulative conduct in connection with their role in determining the London gold fix. There is still an ongoing investigation into the manipulation of the London gold fix, and it is possible that there may be additional regulatory actions brought against other members of the London Gold Market Fixing Ltd. If the ongoing investigation identifies that there was historic manipulation of the London gold fix, this may have impacted the historic price of gold and ultimately the market price of the Shares.

If there is a perception that the price of gold is susceptible to intentional disruption, or if the LBMA PM Gold Price is not received with confidence by the markets, the behavior of investors and traders in gold may reflect the lack of confidence and it may have an effect on the price of gold (and, consequently, the value of the Shares).

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

The Trust does not insure its gold. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate in connection with its custodial obligations and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the gold held by the Custodian on behalf of the Trust. In addition, the Custodian and the Trustee do not require the Zurich Sub-Custodian or any other direct or indirect sub-custodians to be insured or bonded with respect to their custodial activities or in respect of the gold held by them on behalf of the Trust. Further, Shareholders’ recourse against the Trust, the Trustee and the Sponsor, under New York law, the Custodian, the Zurich Sub-Custodian and any sub-custodian, under English law, and any other sub-custodians under the law governing their custody operations is limited. Consequently, a loss may be suffered with respect to the Trust’s gold which is not covered by insurance and for which no person is liable in damages.

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

Under the Allocated Account Agreement, described in “Description of the Custody Agreements”, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s gold on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are the Bank of England, Barclays Bank plc, Brink’s Global Services Inc., Deutsche Bank AG, HSBC Bank USA, N.A., The Bank of Nova Scotia-ScotiaMocatta, Union Bank of Switzerland (UBS), Malca-Amit Commodities Limited and the Custodian may use other LBMA clearing members that provide bullion vaulting and clearing services to third parties. The Custodian has selected the Zurich Sub-Custodian, and the Zurich Sub-Custodian maintains custody of all of the Trust’s allocated gold for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodian and any other sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s gold from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian and the Zurich Sub-Custodian. See “Custody of the Trust’s Gold” for more information about sub-custodians that may hold the Trust’s gold.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on September 1, 2009 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol SGOL since its initial public offering on September 9, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2015 and 2014:

Fiscal Year Ended December 31, 2015: Quarter Ended
	High	Low
March 31, 2015	$127.71	$112.37
June 30, 2015	$119.85	$114.46
September 30, 2015	$114.27	$105.95
December 31, 2015	$116.05	$102.49

Fiscal Year Ended December 31, 2014: Quarter Ended
	High	Low
March 31, 2014	$135.73	$120.26
June 30, 2014	$130.44	$122.08
September 30, 2014	$131.29	$118.48
December 31, 2014	$122.37	$111.98

The number of outstanding Shares of the Trust as of February 24, 2016  was 7,550,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2015	$113.27	$105.95
September 2015	$112.64	$107.91
October 2015	$116.05	$108.87
November 2015	$110.74	$103.27
December 2015	$106.05	$102.49
January 2016	$109.88	$104.90

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2015 and 2014:

Month	Total number of Shares redeemed	Average ounces of gold per Share
January 2015	-	-
February 2015	-	-
March 2015	100,000	0.098
April 2015	-	-
May 2015	-	-
June 2015	100,000	0.098
July 2015	100,000	0.098
August 2015	-	-
September 2015	50,000	0.098
October 2015	50,000	0.098
November 2015	-	-
December 2015	300,000	0.098
Total	700,000	0.098

Month	Total number of Shares redeemed	Average ounces of gold per Share
January 2014	50,000	0.098
February 2014	-	-
March 2014	-	-
April 2014	50,000	0.098
May 2014	100,000	0.098
June 2014	-	-
July 2014	-	-
August 2014	-	-
September 2014	50,000	0.098
October 2014	100,000	0.098
November 2014	100,000	0.098
December 2014	550,000	0.098
Total	1,000,000	0.098

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$782,719	$940,011	$1,040,003	$1,561,925	$1,376,845
Total (loss) / gain on gold	$(105,033)	$(1,545)	$(125,392)	$21,723	$16,729
Change in net assets from operations	$(108,478)	$(5,711)	$(131,104)	$14,523	$10,873
Weighted average number of Shares	7,770,959	8,578,219	10,419,863	11,169,672	9,551,507
Net (decrease) / increase in net assets per Share	$(13.96)	$(0.67)	$(12.58)	$1.30	$1.14
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

NAV per Share vs. 1/10th Gold Fix from the September 1, 2009 (the Date of Inception) to December 31, 2015

195.00
185.00
175.00
165.00
155.00
145.00
135.00
125.00
115.00
105.00
95.00
09/09/2009
09/09/2010
09/09/2011
09/09/2012
09/09/2013
09/09/2014
09/09/2015
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

Valuation of Gold

Gold is held by the Custodian on behalf of the Trust. Gold is recorded at fair value. The cost of gold is determined according to the average cost method and the fair value is based on the LBMA PM Gold Price. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of gold transferred.

	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in 000's of US$)
Investment in gold - cost	886,514	942,277	1,040,003
Unrealized loss on investment in gold	(103,795)	(2,266)	-
Investment in gold - fair value	$782,719	$940,011	$1,040,003

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

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by them. The most recent inspection by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted on December 31, 2015. On January 29, 2015 all gold held by the Zurich Sub-Custodian was transferred to the Custodian.  As no gold is currently held by the Zurich Sub-Custodian, the last inspection was conducted on December 31, 2014.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At December 31, 2015 and 2014 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in 000's of US$)
Total loss on gold	$(105,033)	$(1,545)	$(125,392)
Change in net assets from operations	$(108,478)	$(5,711)	$(131,104)
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2015

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

The Trust’s NAV decreased from $916,197,176 at December 31, 2014 to $761,731,009 at December 31, 2015, a 16.86% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, which fell 11.42% from $1,199.25 at December 31, 2014 to $1,062.25 at December 31, 2015, and a decrease in outstanding Shares, which fell from 7,800,000 Shares at December 31, 2014 to 7,350,000 Shares at December 31, 2015, a result of 250,000 Shares (5 Baskets) being created and 700,000 Shares (14 Baskets) being redeemed during the year.

The NAV per Share decreased 11.77% from $117.46 at December 31, 2014 to $103.64 at December 31, 2015. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was  $3,444,870 for the year, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $126.88 at January 22, 2015 was the highest during the year, compared with a low of $102.40 at December 17, 2015.

The decrease in net assets from operations for the year ended December 31, 2015 was $108,477,318, resulting from a realized loss of $93,958 on the transfer of gold to pay expenses and a realized loss of $3,409,731 on gold distributed for the redemption of Shares, a change in unrealized loss on investment of gold of $101,528,759 and Sponsor’s Fees of $3,444,870. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2015.

The year ended December 31, 2014

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

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year ended December 31, 2015
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$907	$891	$835	$812	$3,445
Total expenses	907	891	835	812	3,445

Net investment loss	(907)	(891)	(835)	(812)	(3,445)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on gold transferred to pay expenses	16	(9)	(44)	(57)	(94)
Realized loss on gold distributed for the redemption of Shares	(330)	(299)	(1,233)	(1,548)	(3,410)
Change in unrealized loss on investment in gold	(10,394)	(12,024)	(42,100)	(37,011)	(101,529)
Total loss on gold	(10,708)	(12,332)	(43,377)	(38,616)	(105,033)

Change in net assets from operations	$(11,615)	$(13,223)	$(44,212)	$(39,428)	$(108,478)

Net decrease in net assets per Share	$(1.47)	$(1.68)	$(5.73)	$(5.18)	$(13.96)

Weighted average number of Shares	7,881,667	7,874,725	7,718,478	7,612,500	7,770,959

Year ended December 31, 2014
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$1,053	$1,086	$1,050	$977	$4,166
Total expenses	1,053	1,086	1,050	977	4,166

Net investment loss	(1,053)	(1,086)	(1,050)	(977)	(4,166)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	36	89	78	9	212
Realized gain / (loss) on gold distributed for the redemption of Shares	246	1,036	-	(773)	509
Change in unrealized gain / (loss) on investment in gold	77,157	18,110	(83,156)	(14,377)	(2,266)
Total gain / (loss) on gold	77,439	19,235	(83,078)	(15,141)	(1,545)

Change in net assets from operations	$76,386	$18,149	$(84,128)	$(16,118)	$(5,711)

Net increase / (decrease) in net assets per Share	$8.77	$2.10	$(9.78)	$(1.92)	$(0.67)

Weighted average number of Shares	8,707,222	8,631,319	8,599,457	8,378,261	8,578,219

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-18 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 15, 2015, KPMG LLP replaced Deloitte & Touche LLP as the Trust’s independent registered public accounting firm to audit and report on the financial statements included in the Trust’s Form 10-K and the Trust’s 10-Qs. There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2015.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s  disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework  (2013).  Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2015.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and the Shareholders

ETFS Gold Trust

We have audited ETFS Gold Trust’s (the Trust) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of the Trust is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of the Trust, including the schedule of investments, as of December 31, 2015, and the related statements of operations, changes in net assets and the financial highlights for the year then ended, and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

New York, New York
February 29, 2016

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

Graham Tuckwell – President and Chief Executive Officer

Dr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited.  He is the founder and chairman of eleven other companies issuing exchange-traded products: Gold Bullion Securities Limited in Jersey, ETFS Metal Securities Australia Limited in Australia (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Industrial Metal Securities Limited, ETFS Commodity Securities Australia Limited and Swiss Commodity Securities Limited. He is also a director of GO UCITS ETF Solutions plc and of its manager GO ETF Management Ltd in Ireland, a trustee of ETFS Trust in the US. Assets under management in those companies are in excess of $16 billion. He is also a director of ANZ ETFS Management (AUS) Limited in Australia. Previously, Dr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Dr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University. Dr. Tuckwell was awarded with the Degree of Doctor of Australia National University, honoris causa.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds has been the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC since September 12, 2012, except for an absence due to illness from November 4, 2014 to February 26, 2015. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor and is the Chief Financial Officer of ETF Securities Advisors LLC. He is also a non-executive director and the Compliance Officer of ETFS Metal Securities Limited, Gold Bullion Securities Limited, ETFS Oil Securities Limited, ETFS Commodity Securities Limited, ETFS Hedged Commodity Securities Limited, ETFS Foreign Exchange Limited, ETFS Hedged Metal Securities Limited, Swiss Commodity Securities Limited and ETFS Equity Securities Limited in Jersey. Mr. Foulds is a Chartered Accountant and member of the ICAEW, having previously worked for and trained with Deloitte, Jersey. He has over ten years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2015, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

Under the Trust Agreement, Shareholders have no voting rights, except in limited circumstances. The Trustee may terminate the Trust upon the agreement of Shareholders owning at least 75% of the outstanding Shares.

	Amount and Nature
	of Beneficial
Name and Address	Ownership	Percent of Class
BlackRock, Inc.
40 East 52nd Street
New York, NY 10022	1,845,974	24.45%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP and Deloitte & Touche LLP for the years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Audit fees - KPMG	$51,167	$-
Audit fees - Deloitte	-	59,270
Audit related fees - KPMG	7,500	-
Audit related fees - Deloitte	62,000	29,850
	$120,667	$89,120

Audit Fees are fees paid to KPMG LLP and Deloitte & Touche LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to KPMG LLP. Such determinations are made by the Sponsor.

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

10.1 Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158221 on September 1, 2009

10.2 Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158221 on September 1, 2009

10.3 Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158221 on September 1, 2009

10.4 Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158221 on September 1, 2009

23.1Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

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

ETFS GOLD TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and the Shareholders

ETFS Gold Trust

We have audited the accompanying statement of assets and liabilities of ETFS Gold Trust (the Trust), including the schedule of investments, as of December 31, 2015, and the related statements of operations, changes in net assets and the financial highlights for the year then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express an opinion on these financial statements based on our audit. The statement of assets and liabilities, including the schedule of investments, as of December 31, 2014, and the related statements of operations for each of the years in the two-year period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and cash flows for the year ended December 31, 2013, were audited by other independent registered public accountants whose report thereon, dated March 2, 2015, expressed an unqualified opinion on those financial statements and financial highlights.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of ETFS Gold Trust as of December 31, 2015, the results of its operations, the changes in its net assets and the financial highlights for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS Gold Trust

New York, New York

We have audited the accompanying statement of assets and liabilities of ETFS Gold Trust (the "Trust"), including the schedule of investments, as of December 31, 2014, and the related statements of operations for each of the two years in the period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and cash flows for the year ended December 31, 2013. These financial statements and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, such financial statements and financial highlights present fairly, in all material respects, the financial position of ETFS Gold Trust as of December 31, 2014, the results of its operations for the each of the two years in the period ended December 31, 2014, the changes in its net assets and the financial highlights for the year ended December 31, 2014, and changes in its shareholder’s deficit and its cash flows and for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

ETFS GOLD TRUST

Statements of Assets and Liabilities
At December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: December 31, 2015: $886,514; December 31, 2014: $942,277)	$782,719	$940,011
Total assets	782,719	940,011

LIABILITIES
Fees payable to Sponsor	260	321
Gold payable	20,728	23,493
Total liabilities	20,988	23,814

NET ASSETS (1)	$761,731	$916,197

 (1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2015 were 7,350,000 and at December 31, 2014 were 7,800,000.  Net asset value per Share at December 31, 2015 was $103.64 and at December 31, 2014 was $117.46.

See Notes to the Financial Statements.

ETFS GOLD TRUST

Schedules of Investments
At December 31, 2015 and 2014

	December 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	736,849.8	$886,514	$782,719	102.76%
Total investment in gold	736,849.8	$886,514	$782,719	102.76%
Less liabilities			(20,988)	(2.76)%
Net Assets			761,731	100.00%

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	783,832.3	$942,277	$940,011	102.60%
Total investment in gold	783,832.3	$942,277	$940,011	102.60%
Less liabilities			(23,814)	(2.60)%
Net Assets			916,197	100.00%

See Notes to the Financial Statements.

ETFS GOLD TRUST

Statements of Operations
For the years ended December 31, 2015, 2014 and 2013

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2015 (1)	December 31, 2014 (1)	December 31, 2013 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$3,445	$4,166	$5,712
Total expenses	3,445	4,166	5,712

Net investment loss	(3,445)	(4,166)	(5,712)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on gold transferred to pay expenses	(94)	212	464
Realized (loss) / gain on gold distributed for the redemption of Shares	(3,410)	509	1,081
Change in unrealized loss on investment in gold	(101,529)	(2,266)	-
Realized loss on investment in gold	-	-	(126,937)
Total loss on gold	(105,033)	(1,545)	(125,392)

Change in net assets from operations	$(108,478)	$(5,711)	$(131,104)

Net decrease in net assets per Share	$(13.96)	$(0.67)	$(12.58)

Weighted average number of Shares	7,770,959	8,578,219	10,419,863

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946.  Refer to Note 2.1 for additional information.

(2)Represents audited amounts prior to the adoption of provisions for an investment company for accounting purposes.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS GOLD TRUST

Statement of Cash Flows
For the year ended December 31, 2013

Year
Ended
December 31, 2013 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of gold	$-
Cash expenses paid	-
Increase in cash resulting from operations	-

Cash and cash equivalents at beginning of year	-
Cash and cash equivalents at end of year	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of Shares	$22,226

Value of gold distributed for redemption of Shares - at cost	$411,683

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$(131,104)
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
Decrease in investment in gold	521,922
Increase in gold payable	5,907
Decrease in fees payable to Sponsor	(280)
Increase / (decrease) in redeemable Shares:
Creations	22,226
Redemptions	(418,671)
Net cash provided by operating activities	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of gold transferred to pay expenses	$5,992
(1)

In accordance with Topic 946 the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the years ended December 31, 2015 and 2014.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS GOLD TRUST

Statements of Changes in Net Assets
For the years ended December 31, 2015 and 2014

	Year Ended December 31, 2015 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	7,800,000	$916,197
Net investment loss		(3,445)
Realized loss on investment in gold		(3,504)
Change in unrealized loss on investment in gold		(101,529)
Change in unrealized loss on unsettled creations or redemptions		(175)
Creations	250,000	30,185
Redemptions	(700,000)	(75,998)
Closing balance at December 31, 2015	7,350,000	$761,731

	Year Ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	8,750,000	$1,033,745
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(4,166)
Realized gain on investment in gold		721
Change in unrealized loss on investment in gold		(2,266)
Change in unrealized gain on unsettled creations or redemptions		133
Creations	50,000	6,437
Redemptions	(1,000,000)	(118,407)
Closing balance at December 31, 2014	7,800,000	$916,197
(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

ETFS GOLD TRUST

Statement of Changes in Shareholders’ Deficit
For the year ended December 31, 2013

Year
Ended
December 31, 2013 (1)
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(368,762)
Net loss for the period	(131,104)
Adjustment of redeemable Shares to redemption value	499,866
Shareholders' deficit - closing balance	$-
(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS GOLD TRUST

Financial Highlights
For the years ended December 31, 2015 and 2014

	Year	Year
	Ended	Ended
	December 31, 2015 (1)	December 31, 2014 (1)
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	$117.46	$118.14
Income from investment operations:
Net investment loss	(0.44)	(0.49)
Total realized and unrealized gains or losses on investment in gold	(13.38)	(0.19)
Change in net assets from operations	(13.82)	(0.68)

Net asset value per Share at end of year	$103.64	$117.46

Weighted average number of Shares	7,770,959	8,578,219

Expense ratio	0.39%	0.39%

Net investment loss ratio	(0.39)%	(0.39)%

Total return, at net asset value	(11.77)%	(0.58)%

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946. Refer to Note 2.1 for additional information.

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

2.1. Basis of Accounting

Since the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare its financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in gold at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in gold at the lower of cost or fair value in accordance with ASC 330, Inventory.

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

1.

Presentation of information in the Statement of Operations for the year ended December 31, 2013 has been conformed to the current year accounting standards. A Statement of Changes in Net Assets is required and has been presented for the years ended December 31, 2015 and 2014.

2.	A Schedule of Investments is required and is presented as of December 31, 2015 and 2014.
3.	Financial Highlights are required and presented for the years ended December 31, 2015 and 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the years ended December 31, 2015 and 2014.  Since the adoption of the new accounting principle is prospective, the statement of cash flows for the year ended December 31, 2013 is still presented.

5.	Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of December 31, 2015 and 2014.

The quantitative effect of the adoption of investment company accounting is presented below:

	Value at		Gain / (loss)
	December 31, 2013	Value at	as a result of
	at lower of cost	January 1, 2014	change in
(Amounts in 000's of US$)	or market value	at fair value	accounting principle
Investment in gold	$1,040,003	$1,040,003	$-

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

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Custodian’s Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of UBS A.G. and is recorded at fair value. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price.  Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of gold transferred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2015	December 31, 2014

Level 2
Investment in gold	$782,719	$940,011

There were no re-allocations or transfers between levels during the years ended December 31, 2015 or 2014.

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

As the Shares of the Trust are subject to redemption at the option of Authorized Participants, the Trust has classified the outstanding Shares as Redeemable Capital Shares as of December 31, 2013 and as Net Assets as of December 31, 2015 and 2014. For the year ended December 31, 2013, the Trust recorded the redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to Shareholders’ Equity.

Changes in Shares for the years ended December 31, 2015 and 2014 are presented in the Statement of Changes in Net Assets.  Changes in Shares for the year ended December 31, 2013 are set out below:

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

Notes to the Financial Statements

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

2.6. Investment in Gold

Changes in ounces of gold and the respective values for the years ended December 31, 2015 and 2014 are as follows:

	Year	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2015	December 31, 2014
Ounces of gold
Opening balance	783,832.3	865,587.1
Creations	24,462.3	4,907.1
Redemptions	(68,452.9)	(83,347.4)
Transfers of gold to pay expenses	(2,991.9)	(3,314.5)
Closing balance	736,849.8	783,832.3

Investment in gold
Opening balance	$940,011	$1,040,003
Creations	30,185	6,437
Redemptions	(78,939)	(100,689)
Realized (loss) / gain on gold distributed for the redemption of Shares	(3,410)	509
Transfers of gold to pay expenses	(3,505)	(4,195)
Realized (loss) / gain on gold transferred to pay expenses	(94)	212
Change in unrealized loss on investment in gold	(101,529)	(2,266)
Closing balance	$782,719	$940,011

ETFS GOLD TRUST

Notes to the Financial Statements

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

For the year ended December 31, 2015, the Sponsor’s Fee was $3,444,870  (December 31, 2014: $4,165,756;  December 31, 2013: $5,712,292).

At December 31, 2015  $260,280 was payable to the Sponsor (December 31, 2014: $321,355).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold.  Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2015, 2014 and 2013.

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

Realized gains and losses result from the transfer of gold for Share redemptions and / or to pay expenses and are recognized on a trade date basis as the difference between the fair value and cost of gold transferred.

2.8. Change of Independent Registered Public Accounting Firm

On December 15, 2015, KPMG LLP replaced Deloitte & Touche LLP as the Trust’s independent registered public accounting firm to audit and report on the financial statements included in the Trust’s Form 10-K and the Trust’s 10-Qs.  The predecessor independent registered public accounting firm’s reports on the Trust’s financial statements for each of the years ending December 31, 2014 and 2013 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  During the fiscal periods and through December 15, 2015, there were no disagreements between the Trust and the predecessor independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which such disagreements, if not resolved to the satisfaction of the predecessor independent registered public accounting firm, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements for such periods.

2.9. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date.

During this period, no material subsequent events requiring adjustment to or disclosure in the Trust’s financial statements were identified.

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust
(Registrant)

Date:	February 29, 2016	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 29, 2016	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.