Form 10-Q
period 2016-03-31
ETFS Gold Trust
filed 2016-05-06
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Yes ☐ No ☒

As of May 4, 2016, ETFS Gold Trust had 8,150,000 ETFS Physical Swiss Gold Shares outstanding

ETFS GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

ETFS GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: March 31, 2016: $939,240; December 31, 2015: $886,514)	$964,869	$782,719
Total assets	964,869	782,719

LIABILITIES
Fees payable to Sponsor	318	260
Gold payable	-	20,728
Total liabilities	318	20,988

NET ASSETS (1)	$964,551	$761,731

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2016 were 8,000,000 and at December 31, 2015 were 7,350,000.  Net asset values per Share at March 31, 2016 and December 31, 2015 were $120.57 and $103.64, respectively.

See Notes to the Financial Statements

ETFS GOLD TRUST

Schedules of Investments
At March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	780,007.1	$939,240	$964,869	100.03%
Total investment in gold	780,007.1	$939,240	$964,869	100.03%
Less liabilities			(318)	(0.03)%
Net Assets			964,551	100.00%

	December 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	736,849.8	$886,514	$782,719	102.76%
Total investment in gold	736,849.8	$886,514	$782,719	102.76%
Less liabilities			(20,988)	(2.76)%
Net Assets			761,731	100.00%

See Notes to the Financial Statements

ETFS GOLD TRUST

Statements of Operations (Unaudited)
For the three months ended March 31, 2016 and 2015

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$852	$907
Total expenses	852	907

Net investment loss	(852)	(907)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on gold transferred to pay expenses	(60)	16
Realized loss on gold distributed for the redemption of Shares	(2,710)	(330)
Change in unrealized gain / (loss) on investment in gold	129,424	(10,394)
Total gain / (loss) on investment in gold	126,654	(10,708)

Change in net assets from operations	$125,802	$(11,615)

Net increase / (decrease) in net assets per Share	$16.49	$(1.47)

Weighted average number of Shares	7,629,121	7,881,667

See Notes to the Financial Statements

ETFS GOLD TRUST

Statements of Changes in Net Assets
For the three months ended March 31, 2016 (Unaudited) and the year ended December 31, 2015

	Three Months Ended March 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	7,350,000	$761,731
Net investment loss		(852)
Realized loss on investment in gold		(2,770)
Change in unrealized gain on investment in gold		129,424
Change in unrealized gain on unsettled creations or redemptions		44
Creations	700,000	82,925
Redemptions	(50,000)	(5,951)
Closing balance at March 31, 2016	8,000,000	$964,551

	Year Ended December 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	7,800,000	$916,197
Net investment loss		(3,445)
Realized loss on investment in gold		(3,504)
Change in unrealized loss on investment in gold		(101,529)
Change in unrealized loss on unsettled creations or redemptions		(175)
Creations	250,000	30,185
Redemptions	(700,000)	(75,998)
Closing balance at December 31, 2015	7,350,000	$761,731

See Notes to the Financial Statements

ETFS GOLD TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2016 and 2015

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$103.64	$117.46
Income from investment operations:
Net investment loss	(0.11)	(0.12)
Total realized and unrealized gains or losses on investment in gold	17.04	(1.19)
Change in net assets from operations	16.93	(1.31)

Net asset value per Share at end of period	$120.57	$116.15

Weighted average number of Shares	7,629,121	7,881,667

Expense ratio (1)	0.39%	0.39%

Net investment loss ratio (1)	(0.39)%	(0.39)%

Total return, at net asset value	16.34%	(1.12)%

(1)	Annualized for periods of less than one year.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP") for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2016 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

ETFS GOLD TRUST

Notes to the Financial Statements

2. Significant Accounting Policies

2. Significant Accounting Policies

The preparation of financial statements in accordance with U.S. GAAP requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. The following is a summary of significant accounting policies followed by the Trust.

2.1. Basis of Accounting

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC"), Financial Services—Investment Companies (“Topic 946”) and has concluded that for reporting purposes, the Trust is classified as an Investment Company.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

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

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Custodian’s Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of UBS A.G. and is recorded at fair value. At March 31, 2016, no gold was held by the UBS A.G..  The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price.  Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of gold transferred.

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

The investment in gold is classified as a level 2 asset, as the fair value of the Trust’s investment in gold is calculated based upon third party pricing sources supported by observable, verifiable inputs.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2016	December 31, 2015

Level 2
Investment in gold	$964,869	$782,719

There were no transfers between levels during the period ended March 31, 2016 or the year ended December 31, 2015.

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

As the Shares of the Trust are subject to redemption at the option of Authorized Participants, the Trust has classified the outstanding Shares as Net Assets.  Changes in Shares are presented in the Statement of Changes in Net Assets.

2.5. Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2016 and December 31, 2015.

ETFS GOLD TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Gold

Changes in ounces of gold and their respective values for the three months ended March 31, 2016 and for the year ended December 31, 2015 are set out below:

	Three Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2016	December 31, 2015
Ounces of gold
Opening balance	736,849.8	783,832.3
Creations	68,254.1	24,462.3
Redemptions	(24,386.5)	(68,452.9)
Transfers of gold to pay expenses	(710.3)	(2,991.9)
Closing balance	780,007.1	736,849.8

Investment in gold
Opening balance	$782,719	$940,011
Creations	82,925	30,185
Redemptions	(26,634)	(78,939)
Realized (loss) / gain on gold distributed for the redemption of Shares	(2,710)	(3,410)
Transfers of gold to pay expenses	(795)	(3,505)
Realized (loss) / gain on gold transferred to pay expenses	(60)	(94)
Change in unrealized gain / (loss) on investment in gold	129,424	(101,529)
Closing balance	$964,869	$782,719

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

For the three months ended March 31, 2016 and 2015 the Sponsor’s Fee was $851,857 and $907,275, respectively. At March 31, 2016 and at December 31, 2015, the fees payable to the Sponsor were $317,685 and $260,280, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold.  Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2016 and 2015.

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

ETFS GOLD TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.8. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date. During this period, no material subsequent events requiring adjustment to or disclosure in the financial statements were identified.

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

The Quarter Ended March 31, 2016

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $761,731,009 at December 31, 2015 to $964,551,230 at March 31, 2016, a 26.63% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 16.45% from $1,062.25 at December 31, 2015 to $1,237.00 at March 31, 2016 and an increase in outstanding Shares, which rose from 7,350,000 Shares at December 31, 2015 to 8,000,000 Shares at March 31, 2016, a result of 700,000 Shares (14 Baskets) being created and 50,000 Shares (1 Basket) being redeemed during the quarter.

NAV per Share increased 16.34% from $103.64 at December 31, 2015 to $120.57 at March 31, 2016. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was  $851,857 for the quarter, or 0.39% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $124.55 at March 4, 2016 was the highest during the quarter, compared with a low of $105.07 at January 5, 2016.

The increase in net assets from operations for the quarter ended March 31, 2016 was $125,801,176, resulting from a change in unrealized gain on investment of gold of $129,423,201 offset by a realized loss of $59,775 on the transfer of gold to pay expenses, a realized loss of $2,710,394 on gold distributed for the redemption of Shares, and the Sponsor’s Fee of $851,857. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2016.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2016 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2016:

14 Baskets  were created.

1 Basket was redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	gold per Share
January 2016	-	-
February 2016	-	-
March 2016	1	50,000	0.098
	1	50,000	0.098

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

ETFS GOLD TRUST

Item 6. Exhibits

(a) Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust
(Registrant)

Date: May 6, 2016	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.