Form 10-Q
period 2016-09-30
ETFS Gold Trust
filed 2016-11-04
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Yes ☐ No ☒

As of November 2, 2016, ETFS Gold Trust had 8,950,000 ETFS Physical Swiss Gold Shares outstanding

ETFS GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

ETFS GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: September 30, 2016: $ 1,019,630; December 31, 2015: $886,514)	$1,113,186	$782,719
Gold receivable	6,433	-
Total assets	1,119,619	782,719

LIABILITIES
Fees payable to Sponsor	356	260
Gold payable	-	20,728
Total liabilities	356	20,988

NET ASSETS (1)	$1,119,263	$761,731

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2016 were 8,700,000 and at December 31, 2015 were 7,350,000.  Net asset values per Share at September 30, 2016 and December 31, 2015 were $128.65 and $103.64, respectively.

See Notes to the Financial Statements

ETFS GOLD TRUST

Schedules of Investments
At September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	841,728.9	$1,019,630	$1,113,186	99.46%
Total investment in gold	841,728.9	$1,019,630	$1,113,186	99.46%
Other assets in excess of liabilities			6,077	0.54%
Net Assets			1,119,263	100.00%

	December 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	736,849.8	$886,514	$782,719	102.76%
Total investment in gold	736,849.8	$886,514	$782,719	102.76%
Less liabilities			(20,988)	(2.76)%
Net Assets			761,731	100.00%

See Notes to the Financial Statements

ETFS GOLD TRUST

Statements of Operations (Unaudited)
For the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,074	$835	$2,909	$2,633
Total expenses	1,074	835	2,909	2,633

Net investment loss	(1,074)	(835)	(2,909)	(2,633)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on gold transferred to pay expenses	89	(44)	63	(37)
Realized loss on gold distributed for the redemption of Shares	-	(1,233)	(2,710)	(1,862)
Change in unrealized gain / (loss) on investment in gold	771	(42,100)	197,351	(64,518)
Total gain / (loss) on investment in gold	860	(43,377)	194,704	(66,417)

Change in net assets from operations	$(214)	$(44,212)	$191,795	$(69,050)

Net (decrease) / increase in net assets per Share	$(0.03)	$(5.73)	$23.69	$(8.83)

Weighted average number of Shares	8,516,848	7,718,478	8,096,168	7,824,359

See Notes to the Financial Statements

ETFS GOLD TRUST

Statements of Changes in Net Assets
For the nine months ended September 30, 2016 (Unaudited) and the year ended December 31, 2015

	Nine Months Ended September 30, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	7,350,000	$761,731
Net investment loss		(2,909)
Realized loss on investment in gold		(2,647)
Change in unrealized gain on investment in gold		197,351
Change in unrealized gain on unsettled creations or redemptions		45
Creations	1,400,000	171,643
Redemptions	(50,000)	(5,951)
Closing balance at September 30, 2016	8,700,000	$1,119,263

	Year Ended December 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	7,800,000	$916,197
Net investment loss		(3,445)
Realized loss on investment in gold		(3,504)
Change in unrealized loss on investment in gold		(101,529)
Change in unrealized loss on unsettled creations or redemptions		(175)
Creations	250,000	30,185
Redemptions	(700,000)	(75,998)
Closing balance at December 31, 2015	7,350,000	$761,731

See Notes to the Financial Statements

ETFS GOLD TRUST

Financial Highlights (Unaudited)
For the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$128.61	$114.47	$103.64	$117.46
Income from investment operations:
Net investment loss	(0.13)	(0.11)	(0.36)	(0.34)
Total realized and unrealized gains or losses on investment in gold	0.17	(5.57)	25.37	(8.33)
Change in net assets from operations	0.04	(5.68)	25.01	(8.67)

Net asset value per Share at end of period	$128.65	$108.79	$128.65	$108.79

Weighted average number of Shares	8,516,848	7,718,478	8,096,168	7,824,359

Expense ratio (1)	0.39%	0.39%	0.39%	0.39%

Net investment loss ratio (1)	(0.39)%	(0.39)%	(0.39)%	(0.39)%

Total return, at net asset value (2)	0.03%	(4.96)%	24.13%	(7.38)%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2016 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

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

2.1. Basis of Accounting

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946,  Financial Services—Investment Companies, and has concluded that for reporting purposes, the Trust is classified as an Investment Company.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

2.2. Valuation of Gold

The Trust follows the provisions of ASC 820, Fair Value Measurements  (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Custodian’s Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of UBS A.G. and is recorded at fair value. At September 30, 2016, no gold was held by UBS A.G..  The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price.  Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of gold transferred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2016	December 31, 2015

Level 2
Investment in gold	$1,113,186	$782,719

There were no transfers between levels during the period ended September 30, 2016 or the year ended December 31, 2015.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2016 and December 31, 2015.

ETFS GOLD TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Gold

Changes in ounces of gold and their respective values for the nine months ended September 30, 2016 and for the year ended December 31, 2015 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2016	December 31, 2015
Ounces of gold
Opening balance	736,849.8	783,832.3
Creations	131,546.9	24,462.3
Redemptions	(24,386.5)	(68,452.9)
Transfers of gold to pay expenses	(2,281.3)	(2,991.9)
Closing balance	841,728.9	736,849.8

Investment in gold
Opening balance	$782,719	$940,011
Creations	165,211	30,185
Redemptions	(26,634)	(78,939)
Realized loss on gold distributed for the redemption of Shares	(2,710)	(3,410)
Transfers of gold to pay expenses	(2,814)	(3,505)
Realized gain / (loss) on gold transferred to pay expenses	63	(94)
Change in unrealized gain / (loss) on investment in gold	197,351	(101,529)
Closing balance	$1,113,186	$782,719

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

For the three months ended September 30, 2016 and 2015 the Sponsor’s Fee was $1,073,854 and $835,812, respectively.  For the nine months ended September 30, 2016 and 2015 the Sponsor’s Fee was $2,908,753 and $2,633,333, respectively. At September 30, 2016 and at December 31, 2015, the fees payable to the Sponsor were $356,493 and $260,280, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold.  Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015.

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

3. Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s and Custodian’s fees are paid by the Sponsor and are not separate expenses of the Trust. The Trustee and the Custodian and their affiliates may from time to time act as Authorized Participants and purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. In addition, the Trustee and the Custodian and their affiliates may from time to time purchase or sell gold directly, for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

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

The Quarter Ended September 30, 2016

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $1,067,437,312 at June 30, 2016 to $1,119,262,672 at September 30, 2016, a 4.86% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 8,300,000 Shares at June 30, 2016 to 8,700,000 Shares at September 30, 2016, a result of 400,000 Shares (8 Baskets) being created.  There were no Shares redeemed during the quarter.

There was an increase in the price per ounce of gold, which rose 0.13% from $1,320.75 at June 30, 2016 to $1,322.50 at September 30, 2016.

NAV per Share increased 0.03% from $128.61 at June 30, 2016 to $128.65 at September 30, 2016. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was  $1,073,854 for the quarter, or 0.39% of the Trust’s ANAV on an annualized basis.

NAV per Share of $133.03 at July 6, 2016 was the highest during the quarter, compared with a low of $127.29 at September 16, 2016.

The decrease in net assets from operations for the quarter ended September 30, 2016 was $213,944, resulting from a change in unrealized gain on investment in gold of $771,278  and a realized gain of $88,632 on the transfer of gold to pay expenses, offset by the Sponsor’s Fee of $1,073,854. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2016.

The Nine Months Ended September 30, 2016

The Trust’s NAV increased  from $761,731,009 at December 31, 2015 to $1,119,262,672 at September 30, 2016, a 46.94% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 24.50% from $1,062.25 at December 31, 2015 to $1,322.50 at September 30, 2016 and an increase in outstanding Shares, which rose from 7,350,000 Shares at December 31, 2015 to 8,700,000 Shares at September 30, 2016, a result of 1,400,000 Shares (28 Baskets) being created and 50,000 Shares (1 Basket) being redeemed during the period.

NAV per Share increased 24.13% from $103.64 at December 31, 2015 to $128.65 at September 30, 2016. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $2,908,753 for the period, or 0.39% of the Trust’s ANAV on an annualized basis.

NAV per Share of $133.03 at July 6, 2016 was the highest during the period, compared with a low of $105.07 at  January 5, 2016.

The increase in net assets from operations for the period ended September 30, 2016 was $191,794,959, resulting from a change in unrealized gain on investment of gold of $197,351,272,  a realized gain of $62,833 on the transfer of gold to pay expenses, a realized loss of $2,710,394 on gold distributed for the redemption of Shares and the Sponsor’s Fee of $2,908,753. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2016.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2016 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2016:

8 Baskets  were created.

0 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	gold per Share
July2016	-	-	-
August 2016	-	-	-
September 2016	-	-	-
	-	-	-

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust
(Registrant)

Date: November 4, 2016	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2016	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.