Form 10-K
period 2016-12-31
ETFS Gold Trust
filed 2017-02-27
CIK 1450923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34441

ETFS GOLD TRUST

(Exact name of registrant as specified in its charter)

New York	26-4587209
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o ETF Securities USA LLC
405 Lexington Avenue
New York, NY	10174
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(212) 918-4954

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
ETFS Physical Swiss Gold Shares	NYSE Arca

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

Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding held by non-affiliates of the registrant based upon the closing price of a share on June 30, 2016 as reported by the NYSE Arca, Inc. on that date: $1,070,285,000.

As of February 22, 2017, ETFS Gold Trust has 8,450,000 ETFS Physical Swiss Gold Shares outstanding.

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

PART I

Item 1. Business

The purpose of the ETFS Gold Trust (the “Trust”) is to own gold transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust are anticipated to consist solely of gold bullion. The Trust was formed on September 1, 2009 when an initial deposit of gold was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is ETF Securities USA LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London branch (the “Custodian”).

The Trust’s Shares at redeemable value increased from $761,731,009 at December 31, 2015 to $934,952,398 at December 31, 2016, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 7,350,000  Shares at December 31, 2015 to 8,300,000  Shares at December 31, 2016.

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

The Sponsor of the registrant maintains an Internet website at www.etfsecurities.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

Overview of the Gold Industry

In this annual report, the term “ounces” refers to fine troy ounces,

Market Participants

The participants in the world gold market may be classified in the following sectors: the mining and producer sector, the banking sector, the official sector, the investment sector, and the manufacturing sector. A brief description of each follows.

Mining and Producer Sector

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

The Official Sector

The official sector encompasses the activities of the various central banking operations of gold-holding countries. According to statistics released by the World Gold Council, central banks are estimated to hold approximately 33,000 tonnes (when used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces) of gold reserves, or approximately 20% of existing above-ground stocks. Since September 2009, the European Central Bank and 18 other central banks have operated under the Central Bank Gold Agreement (“CBGA”). The CBGA maintains a cap on lending and derivatives activities and allows a maximum level of sales of 400 tonnes per year, with an overall total of no more than 2,000 tonnes permitted during the five-year life of the CBGA.

The Investment Sector

This sector includes the investment and trading activities of both professional and private investors and speculators. These participants range from large hedge and mutual funds to day-traders on futures exchanges, and retail-level coin collectors.

The Manufacturing Sector

The fabrication and manufacturing sector represents all the commercial and industrial users of gold for whom gold is a daily part of their business. The jewelry industry is a large user of gold. Other industrial users of gold include the electronics and dental industries.

World Gold Supply and Demand 2006-2015 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the period from 2006 to 2015 and is based on information reported by GFMS Ltd.

(tonnes)	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Supply
Mine production	2,497	2,498	2,427	2,608	2,734	2,829	2,850	3,042	3,131	3,177
Scrap	1,189	1,029	1,387	1,764	1,744	1,705	1,701	1,303	1,158	1,165
Net Hedging Supply	(434)	(432)	(357)	(234)	(106)	18	(40)	(39)	104	21
Total Supply	3,252	3,095	3,457	4,138	4,372	4,552	4,511	4,306	4,393	4,363

Demand
Jewelry Fabrication	2,334	2,458	2,338	1,849	2,064	2,064	2,036	2,470	2,242	2,178
Industrial Fabrication	482	489	475	423	476	468	425	418	399	362
Electronics	334	341	331	291	342	339	303	296	285	254
Dental & Medical	61	58	56	53	48	43	39	36	34	32
Other Industrial	87	89	89	79	86	86	84	85	79	76
Net Official Sector	(365)	(484)	(235)	(34)	77	457	544	409	466	437
Retail Investment	429	437	924	844	1,231	1,572	1,356	1,790	1,101	1,105
Bars	237	237	667	561	944	1,245	1,050	1,408	851	847
Coins	192	200	257	283	287	326	305	382	251	259
Physical Demand	2,880	2,900	3,502	3,082	3,848	4,561	4,361	5,087	4,208	4,082

Physical Surplus/Deficit	372	195	(45)	1,056	524	(9)	150	(781)	185	281

ETF Inventory Build	260	253	321	623	382	185	279	(880)	(157)	(125)
Exchange Inventory Build	32	(10)	34	39	54	(6)	(10)	(98)	1	(49)
Net Balance	80	(48)	(400)	394	88	(188)	(119)	197	341	455

Source: GFMS

The following are some of the main characteristics of the gold market illustrated by the table:

One factor which separates gold from other precious metals is that there are large above-ground stocks which can be quickly mobilised. As a result of gold’s liquidity, gold often acts more like a currency than a commodity.

Over the past ten years, (new) mine production of gold has experienced a modest rise of about 2.8% per annum, increasing 2% in 2015. Of the three sources of supply, mine production accounts for nearly 73% of total supply in 2015. Recycled gold volumes have ranged from 1,029 tonnes to 1,764 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand however jewelry’s contribution to demand has fallen from 85% in 2006 to 53% of demand in 2015. Industrial demand has been relatively constant, contributing between 8% to 17% of total demand.

Exchange traded product inventory build had seen strong growth until 2009, more than doubling between 2006 and 2009, before tapering and eventually seeing outflows between 2013 and 2015 as the price of gold fell by a cumulative 37% in those years. During the 2013 price crash, when prices declined by 28%, retail coin and bar demand rose to a 10-year high as retail investors, especially from China, were enticed by the falling prices.

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

The following chart illustrates the movements in the price of an ounce of gold in U.S, Dollars from January 2007 to January 2017:

$2,000
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$-
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
Spot Gold Price

Source: Bloomberg, ETF Securities. Chart data from 01/01/07 to 01/31/17.

The gold price tends to rise during periods of low real interest rates and high monetary expansion, as they are often associated with currency debasement and systemic financial failures. The decline in the U.S. Dollar against other currencies, a surge in investment demand in commodities as an asset class generally, and the low level of forward selling by mining companies have all contributed to the increase in the gold price between 2004 and 2011. The gold price peaked at US$1,900/oz in September 2011 as successive Euro leader summits, bailouts and bond stability funds failed to staunch both sovereign debt and banking sector solvency concerns in Europe. 2016 proved to be a stellar year for gold which rose 8.4%, ending 3 years of negative price returns. Additionally, the trends of 3 years of investor outflows in global ETFs and net negative investor sentiment in gold futures positioning reversed in 2016. There was a complete reversal in investor flows and sentiment despite weaker fundamental demand from India and China and macro hurdles such as a spike in nominal interest rates and the U.S. Dollar following the US presidential election results. Low real interest rates, tepid economic growth, and rising policy uncertainty were key tailwinds for gold that sparked a return of investor interest.

Operation of the Gold Bullion Market

The global trade in gold consists of Over-the-Counter (OTC) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global gold trading.

Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market-making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The thirteen market-making members of the LBMA are: BNP Paribas SA, Citibank N.A. (through its London Branch), HSBC Bank USA, N.A. (London Branch), Goldman Sachs International, ICBC Standard Bank, JPMorgan Chase Bank, The Bank of Nova Scotia–ScotiaMocatta, Société Générale, Merrill Lynch International Bank Limited, Morgan Stanley & Co. International plc, Standard Chartered Bank, Toronto-Dominion Bank and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

The main centers of the OTC market are London, Zurich and New York. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small gold bars (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. Of the thirteen market-making members of the LBMA, six offer clearing services. There are a further 84 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are correct as of the date of this report. These numbers may change from time to time as new members are added and existing members drop out.

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

Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the gold market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York and other centers coincides with futures and options trading on the Commodity Exchange, Inc (“COMEX”), a designated contract market within the CME Group. This period lasts for approximately four hours each New York business day morning.

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

On March 20, 2015,  ICE Benchmark Administration  (“IBA”) began administering the operation of an “equilibrium auction,” which is an electronic, tradable and auditable, over-the-counter auction market with the ability to settle trades in US Dollars (“USD”), Euros or British Pounds for LBMA-authorized participating gold bullion banks or market makers (“gold participants”) that establishes a reference gold price for that day’s trading. IBA’s equilibrium auction is the gold valuation replacement selected by the LBMA for the London gold fix previously determined by the London Gold Market Fixing Ltd. that was discontinued on March 19, 2015. IBA’s equilibrium auction, like the previous gold fixing process, establishes and publishes fixed prices for troy ounces of gold twice each London trading day during fixing sessions beginning at 10:30 a.m. London time (the “LBMA AM Gold Price”) and 3:00 p.m. London time (the “LBMA PM Gold Price”).

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

The LBMA PM Gold Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of gold that clears the maximum amount of bids and offers for gold entered by order-submitting gold participants each day. The opening bid is generated by the auction chairman, who is an employee of IBA; the auction chairman also submits the subsequent opening bids if need be. IBA has indicated that at some point in the future they may switch to an electronic algorithm based method for obtaining opening and subsequent bid prices. There are currently thirteen gold participants (BNP Paribas SA, Citibank N.A. (through its London Branch), HSBC Bank USA, N.A. (London Branch), Goldman Sachs International,  ICBC Standard Bank, JPMorgan Chase Bank, The Bank of Nova Scotia – ScotiaMocatta, Societe Generale, Merrill Lynch International Bank Limited, Morgan Stanley & Co. International plc, Standard Chartered Bank, Toronto-Dominion Bank and UBS), and IBA uses ICE’s front-end system, WebICE, as the technology platform that allows direct participants as well as sponsored clients to manage their orders in the auction in real time via their own screens. As the IBA electronic gold auction market develops, IBA expects to admit additional gold participants to the order submission process.

The IBA auction process begins with a notice of an auction round issued to gold participants before the commencement of the auction round stating a gold price in U.S. Dollars, determined by the auction chairman, at which the auction round will be conducted. An auction round lasts 30 seconds. Gold participants electronically place bid and offer orders at the round’s stated price and indicate whether the orders are for their own account or for the account of clients. Aggregate bid and offer volume will be shown live on WebICE, providing a level playing field for all participants.

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

The LBMA PM Gold Price and all bid and offer order information for all auction rounds become publicly available electronically via IBA instantly after the conclusion of the equilibrium auction. Since April 1, 2015, the LBMA Gold Price has been regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom (“UK”). IBA also has an Oversight Committee, made up of market participants, industry bodies, direct participant representatives, infrastructure providers and IBA. The Oversight Committee allows the LBMA to continue to have significant involvement in the oversight of the auction process, including, among other matters, changes to the methodology and accreditation of direct participants. Additionally, IBA watches over the price discovery process for the LBMA Gold Price and ensures that it meets the International Organization of Securities Commission’s (IOSCO) Principles for Financial Benchmarks.

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

Since March 20, 2015, the Sponsor determined that the London gold fix, which ceased to be published as of March 19, 2015, could no longer serve as a basis for valuing gold bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and otherwise held by the Trust on a daily basis, and that the LBMA PM Gold Price is an appropriate alternative for determining the value of the Trust’s gold each trading day.  The Sponsor also determined that the LBMA PM Gold Price will fairly represent the commercial value of gold bullion held by the Trust and the “Benchmark Price” (as defined in Trust Agreement) as of any day will be the LBMA PM Gold Price for such day.

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

Market Regulation

The global gold markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the United Kingdom, responsibility for the regulation of the financial market participants, including the major participating members of the LBMA, falls under the authority of the FCA as provided by the Financial Services and Markets Act 2000 (“FSM Act”). Under this act, all UK-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls.

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

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of gold bullion, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)). The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca,  COMEX, and the London and Zurich bullion markets. While the Shares will trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global gold market will be reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

Valuation of Gold and Computation of Net Asset Value

On each business day, as promptly as practicable after 4:00 p.m. New York time on such day (the “Evaluation Time”), the Trustee evaluates the gold held by the Trust and determines the NAV of the Trust. For the purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

At the Evaluation Time, the Trustee values the Trust’s gold on the basis of that day’s LBMA PM Gold Price (the USD price for an ounce of gold set by the LBMA-authorized participating bullion banks or market makers in an electronic, tradable and auditable over-the-counter auction with the ability to participate in three currencies: USD, EUR and GBP, operated by IBA at approximately 3:00PM London time, on each London business day and disseminated electronically by IBA to selected major market data vendors, such as Thomson Reuters and Bloomberg). If no LBMA PM Gold Price is made on such day or has not been announced by the Evaluation Time, the next most recent LBMA PM Gold Price determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA PM Gold Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s gold is not an appropriate basis for evaluation of the Trust’s gold, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA PM Gold Price or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s gold or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

The Sponsor’s Fee for the year ended December 31, 2016 was $3,924,259  (December 31, 2015: $3,444,870;  December 31, 2014: $4,165,756).

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

1 The Zurich Sub-Custodian is any firm selected by the Custodian to hold the Trust’s gold in the Trust Allocated Account in the firm’s Zurich vault premises on a segregated basis and whose appointment has been approved by the Sponsor. The Custodian will use reasonable care in selecting any Zurich Sub-Custodian. As of the date of this annual report, the Zurich Sub-Custodian that the Custodian uses is UBS AG, though the Zurich Sub-Custodian currently does not hold any of the Trust’s gold.

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

The Sponsor

The Sponsor is a Delaware limited liability company. The Sponsor’s office is located at c/o Ordnance House, 31 Pier Road, St. Helier, Jersey JE4 8PW, Channel Islands. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ETF Securities Limited, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s gold. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, London, E14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co.  While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodian under the Custody Agreements, are presently not a regulated activity subject to the supervision and rules of the FCA.

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

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by them. The most recent inspection by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted as of December 31, 2016. On January 29, 2015 all gold held by the Zurich Sub-Custodian was transferred to the Custodian.  As no gold is currently held by the Zurich Sub-Custodian, the last inspection was conducted as of December 31, 2014.

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

Description of Limited Rights

The Shares do not represent a traditional investment and Shareholders should not view them as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. Shareholders do not have the statutory rights normally associated with the ownership of shares of a corporation, including, for example, the right to bring “oppression” or “derivative” actions. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights, or, except as provided below, any redemption rights or rights to distributions.

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

United States Federal Income Tax Consequences

The following discussion of the material US federal income tax consequences that generally applies to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue code of 1986 as amended (the “Code”). The discussion below is based on the Code, United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the U.S. Dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares.

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

Taxation of US Shareholders

Shareholders generally are treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held by the Trust. Shareholders are also treated as if they directly received their respective pro rata share of the Trust’s income, if any, and as if they directly incurred their respective pro rata share of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held by the Trust at the time it acquires its Shares is equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of gold to the Trust in exchange for the Shares is not a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shares are the same as its tax basis and holding period for the gold delivered in exchange therefore (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors.

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

Shareholders will be required to recognize  a gain or loss upon a sale of gold by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to further limitations under applicable provisions of the Code, and are not deductible at all for alternative minimum tax purposes.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisors concerning (1) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act of 1940, may be considered an investment in the underlying gold for purposes of Code section 851(b), and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code section 851. We note that in recent administrative guidance, the IRS stated that it will no longer issue rulings under Code section 851(b) relating to the determination of whether or not an instrument or position is a “security”, but, instead, intends to defer to guidance from the SEC for such determination.

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

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not a  US person in order to avoid the backup withholding tax.

The amount of any backup withholding tax will be allowed as a credit against a Shareholder’s US federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS.

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

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, only Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” rules of ERISA and the “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a “collectible” by an individual retirement account (“IRA”) or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) (“Tax Qualified Account”) is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the Tax Qualified Account is maintained, of an amount equal to the cost to the account of acquiring the collectible.   The term “collectible” is defined to include, with certain exceptions, “any metal or gem”. The IRS has issued several private letter rulings to the effect that a purchase by an IRA, or by a participant-directed account under a Code section 401(a) plan, of publicly-traded Shares in a trust holding precious metals will not be treated as resulting in a taxable distribution to the IRA owner or Tax Qualified Account participant under Code section 408(m). However the private letter rulings provide that, if any of the Shares so purchased are distributed from the IRA or Tax Qualified Account to the IRA owner or Tax Qualified Account participant, or if any precious metal is received by such IRA or Tax Qualified Account upon the redemption of any of the Shares purchased by it, the Shares or precious metal so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code sections 408(d), 408(m) or 402. Accordingly, potential IRA or Tax Qualified Account investors are urged to consult with their own professional advisors concerning the treatment of an investment in Shares under Code section 408(m).

Item 1A. Risk Factors

Shareholders should consider carefully the risks described below before making an investment decision. Shareholders should also refer to the other information included in this report, including the Trust’s financial statements and the related notes.

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



Global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, Russia and the United States;

	Investors’ expectations with respect to the rate of inflation;
	Currency exchange rates;
	Interest rates;
	Investment and trading activities of hedge funds and commodity funds; and
	Global or regional political, economic or financial events and situations.

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

The LBMA PM Gold Price may prove unreliable.

Since March 20, 2015, the Sponsor has utilized the LBMA PM Gold Price as the benchmark price for valuing gold held, received or delivered by the Trust.  Prior to March 20, 2015, the Trust utilized the London PM Fix (as defined below) as its benchmark for valuation purposes. The London fix for gold (the “London gold fix”), which the London Gold Market Fixing Ltd. discontinued on March 19, 2015, was the twice daily fix of the price of a troy ounce of gold which was established and published during fixing sessions beginning at 10:30 a.m. London time (the “London AM Fix”) and 3:00 p.m. London time (the “London PM Fix”). The London gold fix was performed in London by the four members of the London gold fix, on each London business day and was widely accepted among gold market participants. The LBMA PM Gold Price, and the mechanism for its establishment, has a limited operating history and may, among other things:

	not behave over time like the London PM Fix has historically;
	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London PM Fix;
	result in delays or errors in the determination of a daily benchmark price of gold;
	not be as widely accepted as the London PM Fix; or
	otherwise prove unreliable.

If the LBMA PM Gold Price is unreliable for any reason, the price of gold and the market price for the Shares may decline or be subject to greater volatility.

Regulatory activity or lawsuits with respect to the historical methods of setting the prices of gold, silver, platinum and palladium, which were used prior to the adoption of the LBMA PM Gold Price in March 2015, the LBMA Silver Price in August 2014 and the LME PM Fix in December 2014, may impact market confidence in the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix.

The historical methods of setting the prices of gold, silver, platinum and palladium have been the subject of litigation and regulatory investigations which remain pending.  Within the last two years, electronic auction methodologies have replaced the historical non-electronic auction methods of setting the prices of gold, silver, platinum and palladium. However, if there is a perception that the price setting mechanisms for gold, silver, platinum or palladium are susceptible to intentional disruption, or if the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix are not received with confidence by the markets, the behavior of investors and traders in gold, silver, platinum or palladium may reflect the lack of confidence and it may have an effect on the prices of these metals as reflected by the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix (and, consequently, the value of the Shares or their correlation with the prices of these metals).

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

In the event that one or more Authorized Participants having substantial interests in Shares or otherwise responsible for a significant portion of the Shares’ daily trading volume on the Exchange withdraw from participation, the liquidity of the Shares will likely decrease which could adversely affect the market price of the Shares and result in Shareholders incurring a loss on their investments.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the Commodity Exchange Act (“CEA”).

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does not and will not hold or trade in commodity futures contracts, “commodity interests” or any other instruments regulated by the CEA, as administered by the CFTC and the National Futures Association (“NFA”). Furthermore, the Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests”, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Trust or the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools operated by registered commodity pool operators or advised by commodity trading advisors.

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



A significant increase in gold hedging activity by gold producers. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices, adversely affecting the price of the Shares.



A significant change in the attitude of speculators, investors and central banks towards gold. Should the speculative community take a negative view towards gold or central banking authorities determine to sell national gold reserves, either event could cause a decline in world gold prices, negatively impacting the price of the Shares.

	A widening of interest rate differentials between the cost of money and the cost of gold could negatively affect the price of gold which, in turn, could negatively affect the price of the Shares.


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

The amount of gold represented by each Share will decrease over the life of the Trust due to the recurring deliveries of gold necessary to pay the Sponsor’s Fee in-kind and potential sales of gold to pay in cash the Trust expenses not assumed by the Sponsor.  Without increases in the prices of gold sufficient to compensate for that decrease, the price of the Shares will also decline proportionately over the life of the Trust.

The amount of gold represented by each Share decreases each day by the Sponsor’s Fee.  In addition, although the Sponsor has agreed to assume all organizational and certain administrative and marketing expenses incurred by the Trust, in exceptional cases certain Trust expenses may need to be paid by the Trust.  Because the Trust does not have any income, it must either make payments in-kind by deliveries of gold (as is the case with the Sponsor’s Fee) or it must sell gold to obtain cash (as in the case of any exceptional expenses). The result of these sales of gold and recurring deliveries of gold to pay the Sponsor’s Fee in-kind is a decrease in the amount of gold represented by each Share.  New deposits of gold, received in exchange for new Shares issued by the Trust, will not reverse this trend.

A decrease in the amount of gold represented by each Share results in a decrease in each Share’s price even if the prices of gold does not change.  To retain the Share’s original price, the prices of gold must increase.  Without that increase, the lesser amount of gold represented by the Share will have a correspondingly lower price.  If this increases does not occur, or is not sufficient to counter the lesser amount of gold represented by each Share, Shareholders will sustain losses on their investment in Shares.

An increase in Trust expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Trust, will require the Trustee to sell larger amounts of gold, and will result in a more rapid decrease of the amount of gold represented by each Share and result in a corresponding decrease in its value.

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

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust Unallocated Account and the Trust Allocated Account, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or wilful default in the performance of its duties. Any such liability is further limited to the market value of the gold lost or damaged at the time such negligence, fraud or wilful default is discovered by the Custodian provided the Custodian notifies the Trust and the Trustee promptly after the discovery of the loss or damage. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant establishing an Authorized Participant Unallocated Account), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or wilful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or wilful default is discovered by the Custodian. For any Authorized Participant Unallocated Bullion Account Agreement between an Authorized Participant and another gold clearing bank, the liability of the gold clearing bank to the Authorized Participant may be greater or lesser than the Custodian’s liability to the Authorized Participant described in the preceding sentence, depending on the terms of the agreement. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or a Shareholder, under English law, is limited. Furthermore, under English common law, the Custodian, the Zurich Sub-Custodian or any sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

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

Under the Allocated Account Agreement, described in “Description of the Custody Agreements”, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s gold on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are the Bank of England, ICBC Standard Bank plc, The Bank of Nova Scotia – ScotiaMocatta, HSBC Bank plc, Union Bank of Switzerland (“UBS”) and Brinks Global Services Inc.  and the Custodian may use other LBMA clearing members that provide bullion vaulting and clearing services to third parties. The Custodian has selected the Zurich Sub-Custodian, and the Zurich Sub-Custodian may maintain custody of all of the Trust’s allocated gold for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodian and any other sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s gold from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian and the Zurich Sub-Custodian. See “Custody of the Trust’s Gold” for more information about sub-custodians that may hold the Trust’s gold.

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

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith, wilful misconduct or reckless disregard on its part. That means the Sponsor or the Trustee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Trust and the value of the Shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on September 1, 2009 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol SGOL since its initial public offering on September 9, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2016 and 2015:

Fiscal Year Ended December 31, 2016: Quarter Ended
	High	Low
March 31, 2016	$123.95	$104.90
June 30, 2016	$129.20	$117.94
September 30, 2016	$133.09	$127.37
December 31, 2016	$127.84	$109.51

Fiscal Year Ended December 31, 2015: Quarter Ended
	High	Low
March 31, 2015	$127.71	$112.37
June 30, 2015	$119.85	$114.46
September 30, 2015	$114.27	$105.95
December 31, 2015	$116.05	$102.49

The number of outstanding Shares of the Trust as of February 22, 2017 was 8,450,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2016	$132.96	$127.37
September 2016	$131.29	$127.55
October 2016	$127.84	$121.76
November 2016	$126.88	$114.06
December 2016	$114.32	$109.51
January 2017	$118.11	$112.61

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2016 and 2015:

Month	Total number of Shares redeemed	Average ounces of gold per Share
January 2016	-	-
February 2016	-	-
March 2016	50,000	0.098
April 2016	-	-
May 2016	-	-
June 2016	-	-
July 2016	-	-
August 2016	-	-
September 2016	-	-
October 2016	-	-
November 2016	100,000	0.097
December 2016	550,000	0.097
Total	700,000	0.097

Month	Total number of Shares redeemed	Average ounces of gold per Share
January 2015	-	-
February 2015	-	-
March 2015	100,000	0.098
April 2015	-	-
May 2015	-	-
June 2015	100,000	0.098
July 2015	100,000	0.098
August 2015	-	-
September 2015	50,000	0.098
October 2015	50,000	0.098
November 2015	-	-
December 2015	300,000	0.098
Total	700,000	0.098

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$935,268	$782,719	$940,011	$1,040,003	$1,561,925
Total gain / (loss) on gold	$53,946	$(105,033)	$(1,545)	$(125,392)	$21,723
Change in net assets from operations	$50,022	$(108,478)	$(5,711)	$(131,104)	$14,523
Weighted average number of Shares	8,250,683	7,770,959	8,578,219	10,419,863	11,169,672
Net increase / (decrease) in net assets per Share	$6.06	$(13.96)	$(0.67)	$(12.58)	$1.30
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

The Trust issues and redeems Shares only in exchange for gold, only in aggregations of 50,000 or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers that have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc., Newedge USA, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “SGOL”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the net asset value (“NAV”) of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since inception:

NAV per Share vs. 1/10th Gold Fix from the September 1, 2009 (the Date of Inception) to December 31, 2016

195.00
185.00
175.00
165.00
155.00
145.00
135.00
125.00
115.00
105.00
95.00
09/09/2009
09/09/2010
09/09/2011
09/09/2012
09/09/2013
09/09/2014
09/09/2015
09/09/2016
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

	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in 000's of US$)
Investment in gold - cost	979,403	886,514	942,277
Unrealized loss on investment in gold	(44,135)	(103,795)	(2,266)
Investment in gold - fair value	$935,268	$782,719	$940,011

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

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by them. The most recent inspection by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted as of December 31, 2016. On January 29, 2015 all gold held by the Zurich Sub-Custodian was transferred to the Custodian.  As no gold is currently held by the Zurich Sub-Custodian, the last inspection was conducted as of December 31, 2014.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At December 31, 2016 and 2015 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in 000's of US$)
Total gain / (loss) on gold	$53,946	$(105,033)	$(1,545)
Change in net assets from operations	$50,022	$(108,478)	$(5,711)
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2016

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $761,731,009 at December 31, 2015 to $934,952,398 at December 31, 2016, a 22.74% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 7,350,000 Shares at December 31, 2015 to 8,300,000 Shares at December 31, 2016, a result of 1,650,000 Shares (33 Baskets) being created and 700,000 Shares (14 Baskets) being redeemed during the year and an increase in the price per ounce of gold, which rose 9.12% from $1,062.25 at December 31, 2015 to $1,159.10 at December 31, 2016.

The NAV per Share increased 8.69% from $103.64 at December 31, 2015 to $112.65 at December 31, 2016. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $3,924,259 for the year, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $133.03 at July 6, 2016 was the highest during the year, compared with a low of $105.07 at January 5, 2016.

The increase in net assets from operations for the year ended December 31, 2016 was $50,021,603, resulting from a realized gain of $113,005 on the transfer of gold to pay expenses and a change in unrealized gain on investment of gold of $59,659,670 offset by a realized loss of $5,826,814 on gold distributed for the redemption of Shares and Sponsor’s Fees of $3,924,259. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2016.

The year ended December 31, 2015

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year ended December 31, 2016
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$852	$983	$1,074	$1,015	$3,924
Total expenses	852	983	1,074	1,015	3,924

Net investment loss	(852)	(983)	(1,074)	(1,015)	(3,924)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on gold transferred to pay expenses	(60)	34	89	50	113
Realized loss on gold distributed for the redemption of Shares	(2,710)	-	-	(3,117)	(5,827)
Change in unrealized gain / (loss) on investment in gold	129,424	67,157	771	(137,692)	59,660
Total gain / (loss) on gold	126,654	67,191	860	(140,759)	53,946

Change in net assets from operations	$125,802	$66,208	$(214)	$(141,774)	$50,022

Net increase / (decrease) in net assets per Share	$16.49	$8.14	$(0.03)	$(16.28)	$6.06

Weighted average number of Shares	7,629,121	8,137,912	8,516,848	8,710,870	8,250,683

Year ended December 31, 2015
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$907	$891	$835	$812	$3,445
Total expenses	907	891	835	812	3,445

Net investment loss	(907)	(891)	(835)	(812)	(3,445)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on gold transferred to pay expenses	16	(9)	(44)	(57)	(94)
Realized loss on gold distributed for the redemption of Shares	(330)	(299)	(1,233)	(1,548)	(3,410)
Change in unrealized loss on investment in gold	(10,394)	(12,024)	(42,100)	(37,011)	(101,529)
Total loss on gold	(10,708)	(12,332)	(43,377)	(38,616)	(105,033)

Change in net assets from operations	$(11,615)	$(13,223)	$(44,212)	$(39,428)	$(108,478)

Net decrease in net assets per Share	$(1.47)	$(1.68)	$(5.73)	$(5.18)	$(13.96)

Weighted average number of Shares	7,881,667	7,874,725	7,718,478	7,612,500	7,770,959

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-15 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework  (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2016.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and the Shareholders
ETFS Gold Trust

We have audited ETFS Gold Trust’s (the Trust) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities of ETFS Gold Trust, including the schedules of investments, as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets and the financial highlights for each of the years in the two-year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements and financial highlights.

/s/ KPMG LLP

New York, New York
February 24,  2017

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited. He is the founder and chairman of ten other companies issuing exchange-traded products: Gold Bullion Securities Limited, ETFS Metal Securities Australia Limited (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Equity Securities Limited and Swiss Commodity Securities Limited. He is also a director of GO UCITS ETF Solutions plc and of its manager GO ETF Management Limited in Ireland, a trustee of ETFS Trust in the US. Assets under management in those companies are in excess of $20 billion. He is also a director of ANZ ETFS Management (AUS) Limited in Australia. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University. Mr. Tuckwell was awarded with the Degree of Doctor of Australia National University, honoris causa.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2016, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

Under the Trust Agreement, Shareholders have no voting rights, except in limited circumstances. The Trustee may terminate the Trust upon the agreement of Shareholders owning at least 75% of the outstanding Shares.

	Amount and Nature
	of Beneficial
Name and Address	Ownership	Percent of Class
BlackRock, Inc.
40 East 52nd Street
New York, NY 10022	1,845,973	22.2%

Shares indicated as owned were reported on a Schedule 13G return filed by BlackRock, Inc. The Trust is unable to determine whether BlackRock, Inc. is the ultimate beneficial owner of such shares, and if BlackRock, Inc. is not the ultimate beneficial owner, who is such beneficial owner.

Security Ownership of Management

Not applicable.

Change In Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP and Deloitte & Touche LLP for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Audit fees - KPMG	$57,000	$51,167
Audit fees - Deloitte	-	-
Audit related fees - KPMG	8,000	7,500
Audit related fees - Deloitte	4,000	62,000
	$69,000	$120,667

Audit Fees are fees paid by the Sponsor to KPMG LLP and Deloitte & Touche LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to KPMG LLP and Deloitte & Touche LLP. Such determinations are made by the Sponsor.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description

4.1Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158221 on September 1, 2009

4.2Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Report on Form 10K for the fiscal year ended December 31, 2011.

4.3Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158221 on September 1, 2009

10.1Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158221 on September 1, 2009

10.2Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158221 on September 1, 2009

10.3Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158221 on September 1, 2009

10.4Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158221 on September 1, 2009

23.1Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INSXBRL Instance Document

101.SCHXBRL Taxonomy Extension Schema Document

101.CALXBRL Taxonomy Extension Calculation Document

101.DEFXBRL Taxonomy Extension Definitions Document

101.LABXBRL Taxonomy Extension Labels Document

101.PREXBRL Taxonomy Extension Presentation Document

ETFS GOLD TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and the Shareholders
ETFS Gold Trust

We have audited the accompanying statements of assets and liabilities of ETFS Gold Trust (the Trust), including the schedules of investments, as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets and financial highlights for each of the years in the two-year period ended December 31, 2016. These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. The statement of operations and the financial highlights for the year ended December 31, 2014 were audited by other independent registered public accountants whose report thereon, dated March 2, 2015, expressed an unqualified opinion on that financial statement and those financial highlights.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of ETFS Gold Trust as of December 31, 2016 and 2015, and the results of its operations, changes in its net assets and the financial highlights for each of the years in the two-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders

ETFS Gold Trust

We have audited the accompanying statement of operations, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014. This financial statement and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

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

In our opinion, such financial statements and financial highlights present fairly, in all material respects, the results of ETFS Gold Trust’s operations, the changes in its net assets and the financial highlights for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Effective January 1, 2014, the Trust adopted the provisions of Financial Accounting Standards Board Accounting Standards Update ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, and as a result of the adoption determined that, as of that date, the Trust meets the characteristics of an investment company as defined in Topic 946. Accordingly, the Trust has changed its method of accounting for investment in bullion and changed the presentation of its financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

ETFS GOLD TRUST

Statements of Assets and Liabilities
At December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: December 31, 2016: $979,403; December 31, 2015: $886,514)	$935,268	$782,719
Total assets	935,268	782,719

LIABILITIES
Fees payable to Sponsor	316	260
Gold payable	-	20,728
Total liabilities	316	20,988

NET ASSETS (1)	$934,952	$761,731

 (1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2016 were 8,300,000 and at December 31, 2015 were 7,350,000.  Net asset value per Share at December 31, 2016 was $112.65 and at December 31, 2015 was $103.64.

See Notes to the Financial Statements.

ETFS GOLD TRUST

Schedules of Investments
At December 31, 2016 and 2015

	December 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	806,891.3	$979,403	$935,268	100.03%
Total investment in gold	806,891.3	$979,403	$935,268	100.03%
Less liabilities			(316)	(0.03)%
Net Assets			$934,952	100.00%

	December 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	736,849.8	$886,514	$782,719	102.76%
Total investment in gold	736,849.8	$886,514	$782,719	102.76%
Less liabilities			(20,988)	(2.76)%
Net Assets			$761,731	100.00%

See Notes to the Financial Statements.

ETFS GOLD TRUST

Statements of Operations
For the years ended December 31, 2016, 2015 and 2014

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$3,924	$3,445	$4,166
Total expenses	3,924	3,445	4,166

Net investment loss	(3,924)	(3,445)	(4,166)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on gold transferred to pay expenses	113	(94)	212
Realized (loss) / gain on gold distributed for the redemption of Shares	(5,827)	(3,410)	509
Change in unrealized gain / (loss) on investment in gold	59,660	(101,529)	(2,266)
Total gain / (loss) on gold	53,946	(105,033)	(1,545)

Change in net assets from operations	$50,022	$(108,478)	$(5,711)

Net increase / (decrease) in net assets per Share	$6.06	$(13.96)	$(0.67)

Weighted average number of Shares	8,250,683	7,770,959	8,578,219

See Notes to the Financial Statements.

ETFS GOLD TRUST

Statements of Changes in Net Assets
For the years ended December 31, 2016 and 2015

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	7,350,000	$761,731
Net investment loss		(3,924)
Realized loss on investment in gold		(5,714)
Change in unrealized gain on investment in gold		59,660
Change in unrealized gain on unsettled creations or redemptions		44
Creations	1,650,000	202,685
Redemptions	(700,000)	(79,530)
Closing balance at December 31, 2016	8,300,000	$934,952

	Year Ended December 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	7,800,000	$916,197
Net investment loss		(3,445)
Realized loss on investment in gold		(3,504)
Change in unrealized loss on investment in gold		(101,529)
Change in unrealized loss on unsettled creations or redemptions		(175)
Creations	250,000	30,185
Redemptions	(700,000)	(75,998)
Closing balance at December 31, 2015	7,350,000	$761,731

See Notes to the Financial Statements.

ETFS GOLD TRUST

Financial Highlights
For the years ended December 31, 2016, 2015 and 2014

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	$103.64	$117.46	$118.14
Income from investment operations:
Net investment loss	(0.48)	(0.44)	(0.49)
Total realized and unrealized gains or losses on investment in gold	9.49	(13.38)	(0.19)
Change in net assets from operations	9.01	(13.82)	(0.68)

Net asset value per Share at end of year	$112.65	$103.64	$117.46

Weighted average number of Shares	8,250,683	7,770,959	8,578,219

Expense ratio	0.39%	0.39%	0.39%

Net investment loss ratio	(0.39)%	(0.39)%	(0.39)%

Total return, at net asset value	8.69%	(11.77)%	(0.58)%

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

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Custodian’s Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of UBS AG and is recorded at fair value. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price.  Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of gold transferred.

Since March 20, 2015, the LBMA PM Gold Price is set using the afternoon session of the ICE Benchmark Administration (“IBA”) equilibrium auction, an electronic, tradable and auditable over-the-counter auction market with the ability to participate in USD, Euros or British Pounds for LBMA authorized participating gold bullion banks or market markets (“gold participants”) that establishes a reference gold price for that day’s trading.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2016	December 31, 2015

Level 2
Investment in gold	$935,268	$782,719

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

The amount of bullion represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of bullion to be delivered or distributed by the Trust. In order to ensure that the correct metal is available at all times to back the Shares, the Sponsor accepts an adjustment to its Sponsor’s Fee in the event of any shortfall or excess. For each transaction, this amount is not more than 1/1000th of an ounce.

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

The Trust has adopted FASB ASC 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740-10 to the Trust, to determine whether or not there are uncertain tax positions in its major jurisdictions that require financial statement recognition. Based on this evaluation, the Sponsor has determined the Trust’s major jurisdictions to be where it is organized and where bullion is held.  No uncertain tax positions have been identified. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

2.6. Investment in Gold

Changes in ounces of gold and the respective values for the years ended December 31, 2016 and 2015 are as follows:

	Year	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2016	December 31, 2015
Ounces of gold
Opening balance	736,849.8	783,832.3
Creations	160,724.9	24,462.3
Redemptions	(87,572.4)	(68,452.9)
Transfers of gold to pay expenses	(3,111.0)	(2,991.9)
Closing balance	806,891.3	736,849.8

Investment in gold
Opening balance	$782,719	$940,011
Creations	202,685	30,185
Redemptions	(100,214)	(78,939)
Realized loss on gold distributed for the redemption of Shares	(5,827)	(3,410)
Transfers of gold to pay expenses	(3,868)	(3,505)
Realized gain / (loss) on gold transferred to pay expenses	113	(94)
Change in unrealized gain / (loss) on investment in gold	59,660	(101,529)
Closing balance	$935,268	$782,719

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

For the year ended December 31, 2016, the Sponsor’s Fee was $3,924,259 (December 31, 2015: $3,444,870; December 31, 2014: $4,165,756).

At December 31, 2016 $315,510 was payable to the Sponsor (December 31, 2015: $260,280).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold.  Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2016, 2015 and 2014.

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust
(Registrant)

Date:	February 24, 2017	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 24, 2017	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.