Form 10-Q
period 2017-03-31
ETFS Gold Trust
filed 2017-05-04
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountancy standards provided pursuant to Section 13 (a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 2, 2017, ETFS Gold Trust had 8,350,000 ETFS Physical Swiss Gold Shares outstanding

ETFS GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

ETFS GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At March 31, 2017 (Unaudited) and December 31, 2016

	March 31, 2017	December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: March 31, 2017: $990,322; December 31, 2016: $979,403)	$1,015,578	$935,268
Total assets	1,015,578	935,268

LIABILITIES
Fees payable to Sponsor	339	316
Total liabilities	339	316

NET ASSETS (1)	$1,015,239	$934,952

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2017 were 8,400,000 and at December 31, 2016 were 8,300,000.  Net asset values per Share at March 31, 2017 and December 31, 2016 were $120.86 and $112.65, respectively.

See Notes to the Financial Statements

ETFS GOLD TRUST

Schedules of Investments
At March 31, 2017 (Unaudited) and December 31, 2016

	March 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	815,823.4	$990,322	$1,015,578	100.03%
Total investment in gold	815,823.4	$990,322	$1,015,578	100.03%
Less liabilities			(339)	(0.03)%
Net Assets			1,015,239	100.00%

	December 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	806,891.3	$979,403	$935,268	100.03%
Total investment in gold	806,891.3	$979,403	$935,268	100.03%
Less liabilities			(316)	(0.03)%
Net Assets			934,952	100.00%

See Notes to the Financial Statements

ETFS GOLD TRUST

Statements of Operations (Unaudited)
For the three months ended March 31, 2017 and 2016

	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$959	$852
Total expenses	959	852

Net investment loss	(959)	(852)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on gold transferred to pay expenses	(16)	(60)
Realized gain / (loss) on gold distributed for the redemption of Shares	210	(2,710)
Change in unrealized gain on investment in gold	69,391	129,424
Total gain on investment in gold	69,585	126,654

Change in net assets from operations	$68,626	$125,802

Net increase in net assets per Share	$8.19	$16.49

Weighted average number of Shares	8,383,333	7,629,121

See Notes to the Financial Statements

ETFS GOLD TRUST

Statements of Changes in Net Assets
For the three months ended March 31, 2017 (Unaudited) and the year ended December 31, 2016

	Three Months Ended March 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	8,300,000	$934,952
Net investment loss		(959)
Realized gain on investment in gold		194
Change in unrealized gain on investment in gold		69,391
Creations	150,000	17,764
Redemptions	(50,000)	(6,103)
Closing balance at March 31, 2017	8,400,000	$1,015,239

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	7,350,000	$761,731
Net investment loss		(3,924)
Realized loss on investment in gold		(5,714)
Change in unrealized gain on investment in gold		59,660
Change in unrealized gain on unsettled creations or redemptions		44
Creations	1,650,000	202,685
Redemptions	(700,000)	(79,530)
Closing balance at December 31, 2016	8,300,000	$934,952

See Notes to the Financial Statements

ETFS GOLD TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2017 and 2016

	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$112.65	$103.64
Income from investment operations:
Net investment loss	(0.11)	(0.11)
Total realized and unrealized gains or losses on investment in gold	8.32	17.04
Change in net assets from operations	8.21	16.93

Net asset value per Share at end of period	$120.86	$120.57

Weighted average number of Shares	8,383,333	7,629,121

Expense ratio (1)	0.39%	0.39%

Net investment loss ratio (1)	(0.39)%	(0.39)%

Total return, at net asset value (2)	7.29%	16.34%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

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

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Custodian’s Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of UBS A.G. and is recorded at fair value. At March 31, 2017,  no gold was held by UBS A.G. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of gold transferred.

The LBMA PM Gold Price is set using the afternoon session of the ICE Benchmark Administration equilibrium auction, an electronic, tradable and auditable over-the-counter auction market with the ability to participate in US Dollars, Euros or British Pounds for LBMA authorized participating gold bullion banks or market makers that establishes a reference gold price for that day’s trading.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2017	December 31, 2016

Level 2
Investment in gold	$1,015,578	$935,268

There were no transfers between levels during the period ended March 31, 2017 or the year ended December 31, 2016.

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

The amount of bullion represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of bullion to be delivered or distributed by the Trust. In order to ensure that the correct amount of bullion is available at all times to back the Shares, the Sponsor accepts an adjustment to its management fees in the event of any shortfall or excess on each transaction. For each transaction, this amount is not more than 1/1000th of an ounce.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2017 and December 31, 2016.

ETFS GOLD TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Gold

Changes in ounces of gold and their respective values for the three months ended March 31, 2017 and for the year ended December 31, 2016 are set out below:

	Three Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2017	December 31, 2016
Ounces of gold
Opening balance	806,891.3	736,849.8
Creations	14,571.3	160,724.9
Redemptions	(4,854.6)	(87,572.4)
Transfers of gold to pay expenses	(784.6)	(3,111.0)
Closing balance	815,823.4	806,891.3

Investment in gold
Opening balance	$935,268	$782,719
Creations	17,764	202,685
Redemptions	(6,103)	(100,214)
Realized gain / (loss) on gold distributed for the redemption of Shares	210	(5,827)
Transfers of gold to pay expenses	(936)	(3,868)
Realized (loss) / gain on gold transferred to pay expenses	(16)	113
Change in unrealized gain on investment in gold	69,391	59,660
Closing balance	$1,015,578	$935,268

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

For the three months ended March 31, 2017 and 2016 the Sponsor’s Fee was $959,197 and $851,857, respectively. At March 31, 2017 and at December 31, 2016, the fees payable to the Sponsor were $338,805 and $315,510, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2017 and 2016.

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

The Quarter Ended March 31, 2017

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $934,952,398 at December 31, 2016 to $1,015,239,154 at March 31, 2017, an 8.59% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 7.40% from $1,159.10 at December 31, 2016 to $1,244.85 at March 31, 2017 and an increase in outstanding Shares, which rose from 8,300,000 Shares at December 31, 2016 to 8,400,000 Shares at March 31, 2017, a result of 150,000 Shares (3 Baskets) being created and 50,000 Shares (1 Basket) being redeemed during the quarter.

NAV per Share increased 7.29% from $112.65 at December 31, 2016 to $120.86 at March 31, 2017. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was  $959,197 for the quarter, or 0.39% of the Trust’s ANAV on an annualized basis.

NAV per Share of $122.10 at February 27, 2017 was the highest during the quarter, compared with a low of $111.85 at January 3, 2017.

The increase in net assets from operations for the quarter ended March 31, 2017 was $68,626,408, resulting from a realized gain of $210,488 on gold distributed for the redemption of Shares and a change in unrealized gain on investment in gold of $69,391,526, offset by  a realized loss of $16,409 on the transfer of gold to pay expenses the Sponsor’s Fee of $959,197. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2017.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2017 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2017:

3 Baskets  were created.

1 Basket was  redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	gold per Share
January 2017	-	-	-
February 2017	-	-	-
March 2017	1	50,000	0.097
	1	50,000	0.097

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust
(Registrant)

Date: May 4, 2017	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2017	/s/Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.