Form 10-Q
period 2017-06-30
ETFS Gold Trust
filed 2017-08-07
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Yes ☐ No ☒

As of August 2, 2017, ETFS Gold Trust had 8,300,000 ETFS Physical Swiss Gold Shares outstanding

ETFS GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

ETFS GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At June 30, 2017 (Unaudited) and December 31, 2016

	June 30, 2017	December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: June 30, 2017: $1,001,890; December 31, 2016: $979,403)	$1,024,507	$935,268
Total assets	1,024,507	935,268

LIABILITIES
Fees payable to Sponsor	325	316
Gold payable	6,025	-
Total liabilities	6,350	316

NET ASSETS (1)	$1,018,157	$934,952

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2017 were 8,450,000 and at December 31, 2016 were 8,300,000.  Net asset values per Share at June 30, 2017 and December 31, 2016 were $120.49 and $112.65, respectively.

See Notes to the Financial Statements

ETFS GOLD TRUST

Schedules of Investments
At June 30, 2017 (Unaudited) and December 31, 2016

	June 30, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	824,718.6	$1,001,890	$1,024,507	100.62%
Total investment in gold	824,718.6	$1,001,890	$1,024,507	100.62%
Less liabilities			(6,350)	(0.62)%
Net Assets			1,018,157	100.00%

	December 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	806,891.3	$979,403	$935,268	100.03%
Total investment in gold	806,891.3	$979,403	$935,268	100.03%
Less liabilities			(316)	(0.03)%
Net Assets			934,952	100.00%

See Notes to the Financial Statements

ETFS GOLD TRUST

Statements of Operations (Unaudited)
For the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$987	$983	$1,946	$1,835
Total expenses	987	983	1,946	1,835

Net investment loss	(987)	(983)	(1,946)	(1,835)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on gold transferred to pay expenses	27	34	11	(26)
Realized gain / (loss) on gold distributed for the redemption of Shares	162	-	372	(2,710)
Change in unrealized (loss) / gain on investment in gold	(2,639)	67,157	66,752	196,580
Total (loss) / gain on investment in gold	(2,450)	67,191	67,135	193,844

Change in net assets from operations	$(3,437)	$66,208	$65,189	$192,009

Net (decrease) / increase in net assets per Share	$(0.41)	$8.14	$7.78	$24.36

Weighted average number of Shares	8,371,429	8,137,912	8,377,348	7,883,516

See Notes to the Financial Statements

ETFS GOLD TRUST

Statements of Changes in Net Assets
For the six months ended June 30, 2017 (Unaudited) and the year ended December 31, 2016

	Six Months Ended June 30, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	8,300,000	$934,952
Net investment loss		(1,946)
Realized gain on investment in gold		383
Change in unrealized gain on investment in gold		66,752
Creations	300,000	36,198
Redemptions	(150,000)	(18,182)
Closing balance at June 30, 2017	8,450,000	$1,018,157

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	7,350,000	$761,731
Net investment loss		(3,924)
Realized loss on investment in gold		(5,714)
Change in unrealized gain on investment in gold		59,660
Change in unrealized gain on unsettled creations or redemptions		44
Creations	1,650,000	202,685
Redemptions	(700,000)	(79,530)
Closing balance at December 31, 2016	8,300,000	$934,952

See Notes to the Financial Statements

ETFS GOLD TRUST

Financial Highlights (Unaudited)
For the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$120.86	$120.57	$112.65	$103.64
Income from investment operations:
Net investment loss	(0.12)	(0.12)	(0.23)	(0.23)
Total realized and unrealized gains or losses on investment in gold	(0.25)	8.16	8.07	25.20
Change in net assets from operations	(0.37)	8.04	7.84	24.97

Net asset value per Share at end of period	$120.49	$128.61	$120.49	$128.61

Weighted average number of Shares	8,371,429	8,137,912	8,377,348	7,883,516

Expense ratio (1)	0.39%	0.39%	0.39%	0.39%

Net investment loss ratio (1)	(0.39)%	(0.39)%	(0.39)%	(0.39)%

Total return, at net asset value (2)	(0.31)%	6.67%	6.96%	24.09%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

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

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Custodian’s Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of the Zurich Sub-Custodian UBS A.G, and is recorded at fair value. At June 30, 2017, no gold was held by UBS A.G. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of gold transferred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2017	December 31, 2016

Level 2
Investment in gold	$1,024,507	$935,268

There were no transfers between levels during the six months ended June 30, 2017, or the year ended December 31, 2016.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2017 and December 31, 2016.

ETFS GOLD TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Gold

Changes in ounces of gold and their respective values for the six months ended June 30, 2017 and for the year ended December 31, 2016 are set out below:

	Six Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2017	December 31, 2016
Ounces of gold
Opening balance	806,891.3	736,849.8
Creations	29,122.3	160,724.9
Redemptions	(9,708.9)	(87,572.4)
Transfers of gold to pay expenses	(1,586.1)	(3,111.0)
Closing balance	824,718.6	806,891.3

Investment in gold
Opening balance	$935,268	$782,719
Creations	36,198	202,685
Redemptions	(12,158)	(100,214)
Realized gain / (loss) on gold distributed for the redemption of Shares	372	(5,827)
Transfers of gold to pay expenses	(1,936)	(3,868)
Realized gain on gold transferred to pay expenses	11	113
Change in unrealized gain on investment in gold	66,752	59,660
Closing balance	$1,024,507	$935,268

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

For the three months ended June 30, 2017 and 2016 the Sponsor’s Fee was $986,760 and $983,042, respectively. For the six months ended June 30, 2017 and 2016 the Sponsor’s Fee was $1,945,957 and $1,834,899, respectively. At June 30, 2017 and at December 31, 2016, the fees payable to the Sponsor were $325,446 and $315,510, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended June 30, 2017 and 2016.

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

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on September 1, 2009. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It does not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

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

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold and only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee.

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

The Quarter Ended June 30, 2017

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $1,015,239,154 at March 31, 2017 to $1,018,156,786 at June 30, 2017, a 0.29% increase for the quarter. The increase in the Trust’s NAV resulted primarily from and an increase in outstanding Shares, which rose from 8,400,000 Shares at March 31, 2017 to 8,450,000 Shares at June 30, 2017, a result of 150,000 Shares (3 Baskets) being created and 100,000 Shares (2 Baskets) being redeemed during the quarter.

There was a decrease in the price per ounce of gold, which fell 0.21% from $1,244.85 at March 31, 2017 to $1,242.25 at June 30, 2017.

The NAV per Share decreased 0.31% from $120.86 at March 31, 2017 to $120.49 at June 30, 2017. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was  $986,760 for the quarter, or 0.39% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $125.50 at June 6, 2017 was the highest during the quarter, compared with a low of $118.44 at May 9, 2017.

The decrease in net assets from operations for the quarter ended June 30, 2017 was $3,437,239, resulting from a realized gain of $27,090 on the transfer of gold to pay expenses and a realized gain of $161,932 on gold distributed for the redemption of Shares,  offset by a change in unrealized loss on investment in gold of $2,639,501 and the Sponsor’s Fee of $986,760. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2017.

The Six Months Ended June 30, 2017

The Trust’s NAV increased  from $934,952,398 at December 31, 2016 to $1,018,156,786 at June 30, 2017, a 8.90% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 7.17% from $1,159.10 at December 31, 2016 to $1,242.25 at June 30, 2017 and an increase in outstanding Shares, which rose from 8,300,000 Shares at December 31, 2016 to 8,450,000 Shares at June 30, 2017, a result of 300,000 Shares (6 Baskets) being created and 150,000 Shares (3 Baskets) being redeemed during the period.

The NAV per Share increased 6.96% from $112.65 at December 31, 2016 to $120.49 at June 30, 2017. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,945,957 for the period, or 0.39% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $125.50 at June 6, 2017 was the highest during the period, compared with a low of $111.85 at January 3, 2017.

The increase in net assets from operations for the period ended June 30, 2017 was $65,189,169, resulting from a realized gain of $10,681 on the transfer of gold to pay expenses, a realized gain of $372,420 on gold distributed for the redemption of Shares and a change in unrealized gain on investment of gold of $66,752,025, offset by the Sponsor’s Fee of $1,945,957. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2017.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2017 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2017:

3 Baskets  were created.

2 Basket was  redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	gold per Share
April 2017	1	50,000	0.097
May 2017	-	-	-
June 2017	1	50,000	0.097
	2	100,000	0.097

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust
(Registrant)

Date: August 4, 2017	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.