Form 10-Q
period 2017-09-30
ETFS Gold Trust
filed 2017-11-06
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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
(646) 846-3130

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountancy standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 1, 2017, ETFS Gold Trust had 8,450,000 ETFS Physical Swiss Gold Shares outstanding

ETFS GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

ETFS GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2017 (Unaudited) and December 31, 2016

	September 30, 2017	December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: September 30, 2017: $989,866; December 31, 2016: $979,403)	$1,044,721	$935,268
Total assets	1,044,721	935,268

LIABILITIES
Fees payable to Sponsor	335	316
Total liabilities	335	316

NET ASSETS (1)	$1,044,386	$934,952

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2017 were 8,400,000 and at December 31, 2016 were 8,300,000.  Net asset values per Share at September 30, 2017 and December 31, 2016 were $124.33 and $112.65, respectively.

See Notes to the Financial Statements

ETFS GOLD TRUST

Schedules of Investments
At September 30, 2017 (Unaudited) and December 31, 2016

	September 30, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	814,216.4	$989,866	$1,044,721	100.03%
Total investment in gold	814,216.4	$989,866	$1,044,721	100.03%
Less liabilities			(335)	(0.03)%
Net Assets			1,044,386	100.00%

	December 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	806,891.3	$979,403	$935,268	100.03%
Total investment in gold	806,891.3	$979,403	$935,268	100.03%
Less liabilities			(316)	(0.03)%
Net Assets			934,952	100.00%

See Notes to the Financial Statements

ETFS GOLD TRUST

Statements of Operations (Unaudited)
For the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,018	$1,074	$2,964	$2,909
Total expenses	1,018	1,074	2,964	2,909

Net investment loss	(1,018)	(1,074)	(2,964)	(2,909)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	36	89	47	63
Realized gain / (loss) on gold distributed for the redemption of Shares	531	-	903	(2,710)
Change in unrealized gain on investment in gold	32,238	771	98,990	197,351
Total gain on investment in gold	32,805	860	99,940	194,704

Change in net assets from operations	$31,787	$(214)	$96,976	$191,795

Net increase / (decrease) in net assets per Share	$3.80	$(0.03)	$11.58	$23.69

Weighted average number of Shares	8,371,739	8,516,848	8,375,458	8,096,168

See Notes to the Financial Statements

ETFS GOLD TRUST

Statements of Changes in Net Assets
For the nine months ended September 30, 2017 (Unaudited) and the year ended December 31, 2016

	Nine Months Ended September 30, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	8,300,000	$934,952
Net investment loss		(2,964)
Realized gain on investment in gold		950
Change in unrealized gain on investment in gold		98,990
Creations	400,000	48,709
Redemptions	(300,000)	(36,251)
Closing balance at September 30, 2017	8,400,000	$1,044,386

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	7,350,000	$761,731
Net investment loss		(3,924)
Realized loss on investment in gold		(5,714)
Change in unrealized gain on investment in gold		59,660
Change in unrealized gain on unsettled creations or redemptions		44
Creations	1,650,000	202,685
Redemptions	(700,000)	(79,530)
Closing balance at December 31, 2016	8,300,000	$934,952

See Notes to the Financial Statements

ETFS GOLD TRUST

Financial Highlights (Unaudited)
For the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$120.49	$128.61	$112.65	$103.64
Income from investment operations:
Net investment loss	(0.12)	(0.13)	(0.35)	(0.36)
Total realized and unrealized gains or losses on investment in gold	3.96	0.17	12.03	25.37
Change in net assets from operations	3.84	0.04	11.68	25.01

Net asset value per Share at end of period	$124.33	$128.65	$124.33	$128.65

Weighted average number of Shares	8,371,739	8,516,848	8,375,458	8,096,168

Expense ratio (1)	0.39%	0.39%	0.39%	0.39%

Net investment loss ratio (1)	(0.39)%	(0.39)%	(0.39)%	(0.39)%

Total return, at net asset value (2)	3.19%	0.03%	10.37%	24.13%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ETFS GOLD TRUST

Notes to the Financial Statements

1. Organization

The ETFS Gold Trust (the “Trust”) is an investment trust formed on September 1, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds gold bullion and issues ETFS Physical Swiss Gold Shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the gold market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

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

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Custodian’s Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of the Zurich Sub-Custodian UBS A.G, and is recorded at fair value. At September 30, 2017,  no gold was held by UBS A.G. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of gold transferred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2017	December 31, 2016

Level 2
Investment in gold	$1,044,721	$935,268

There were no transfers between levels during the nine months ended September 30, 2017 or the year ended December 31, 2016.

2.3. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, for all orders accepted prior to September 5, 2017, ownership of the gold is transferred within three business days of the trade date, and for all orders accepter on or after September 5, 2017, ownership of gold is transferred within two business days of the trade date.

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. Effective as of September 5, 2017, the typical settlement period for Shares is two business days. Prior to September 5, 2017, the typical settlement period for Shares was three business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When gold is exchanged in settlement of a  redemption, it is considered a sale of gold for financial statement purposes.

The amount of gold represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of gold to be delivered or distributed by the Trust. In order to ensure that the correct amount of gold is available at all times to back the Shares, the Sponsor accepts an adjustment to its management fees in the event of any shortfall or excess on each transaction. For each transaction, this amount is not more than 1/1000th of an ounce of gold.

As the Shares of the Trust are subject to redemption at the option of Authorized Participants, the Trust has classified the outstanding Shares as Net Assets. Changes in the number of Shares outstanding are presented in the Statement of Changes in Net Assets.

2.5. Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2017 and December 31, 2016.

ETFS GOLD TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Gold

Changes in ounces of gold and their respective values for the nine months ended September 30, 2017 and for the year ended December 31, 2016 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2017	December 31, 2016
Ounces of gold
Opening balance	806,891.3	736,849.8
Creations	38,816.2	160,724.9
Redemptions	(29,105.0)	(87,572.4)
Transfers of gold to pay expenses	(2,386.1)	(3,111.0)
Closing balance	814,216.4	806,891.3

Investment in gold
Opening balance	$935,268	$782,719
Creations	48,709	202,685
Redemptions	(36,251)	(100,214)
Realized gain / (loss) on gold distributed for the redemption of Shares	903	(5,827)
Transfers of gold to pay expenses	(2,945)	(3,868)
Realized gain on gold transferred to pay expenses	47	113
Change in unrealized gain on investment in gold	98,990	59,660
Closing balance	$1,044,721	$935,268

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

For the three months ended September 30, 2017 and 2016 the Sponsor’s Fee was $1,018,077 and $1,073,854, respectively. For the nine months ended September 30, 2017 and 2016 the Sponsor’s Fee was $2,964,034 and $2,908,753, respectively. At September 30, 2017 and at December 31, 2016, the fees payable to the Sponsor were $335,484 and $315,510, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016.

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

ETFS GOLD TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial condition, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

The Quarter Ended September 30, 2017

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $1,018,156,786 at June 30, 2017 to $1,044,385,863 at September 30, 2017, a 2.58% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 3.29% from $1,242.25 at June 30, 2017 to $1,283.10 at September 30, 2017.

There was a decrease in outstanding Shares, which fell from 8,450,000 Shares at June 30, 2017 to 8,400,000 Shares at September 30, 2017, a result of 100,000 Shares (2 Baskets) being created and 150,000 Shares (3 Baskets) being redeemed during the quarter.

The NAV per Share increased 3.19% from $120.49 at June 30, 2017 to $124.33 at September 30, 2017. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was  $1,018,077 for the quarter, or 0.39% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $130.48 at September 8, 2017 was the highest during the quarter, compared with a low of $117.45 at July 11, 2017.

The increase in net assets from operations for the quarter ended September 30, 2017 was $31,786,578, resulting from a realized gain of $35,985 on the transfer of gold to pay expenses,  a realized gain of $530,461 on gold distributed for the redemption of Shares and a change in unrealized gain on investment in gold of $32,238,209, offset by and the Sponsor’s Fee of $1,018,077. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2017.

The Nine Months Ended September 30, 2017

The Trust’s NAV increased  from $934,952,398 at December 31, 2016 to $1,044,385,863 at September 30, 2017, an 11.70% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 10.70% from $1,159.10 at December 31, 2016 to $1,283.10 at September 30, 2017 and an increase in outstanding Shares, which rose from 8,300,000 Shares at December 31, 2016 to 8,400,000 Shares at September 30, 2017, a result of 400,000 Shares (8 Baskets) being created and 300,000 Shares (6 Baskets) being redeemed during the period.

The NAV per Share increased 10.37% from $112.65 at December 31, 2016 to $124.33 at September 30, 2017. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $2,964,034 for the period, or 0.39% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $130.48 at September 8, 2017 was the highest during the period, compared with a low of $111.85 at January 3, 2017.

The increase in net assets from operations for the period ended September 30, 2017 was $96,975,747, resulting from a realized gain of $46,666 on the transfer of gold to pay expenses, a realized gain of $902,880 on gold distributed for the redemption of Shares and a change in unrealized gain on investment of gold of $98,990,234, offset by the Sponsor’s Fee of $2,964,034. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2017.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2017 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2017:

2 Baskets  were created.

3 Basket was  redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	gold per Share
July 2017	3	150,000	0.097
Aug 2017	-	-	-
Sept 2017	-	-	-
	3	150,000	0.097

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

ETFS GOLD TRUST

Item 6. Exhibits

(a) Exhibits

4.2	Form of Authorized Participant Agreement, effective as of September 5, 2017.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust
(Registrant)

Date: November 3, 2017	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2017	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.