Form 10-K
period 2017-12-31
ETFS Gold Trust
filed 2018-02-27
CIK 1450923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34441

ETFS GOLD TRUST

(Exact name of registrant as specified in its charter)

New York	26-4587209
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o ETF Securities USA LLC
405 Lexington Avenue
New York, NY	10174
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(646)  846 3130

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
ETFS Physical Swiss Gold Shares	NYSE Arca

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding held by non-affiliates of the registrant based upon the closing price of a share on June 30, 2017 as reported by the NYSE Arca, Inc. on that date: $ 1,017,633,500.

As of February 21, 2018, ETFS Gold Trust has 8,700,000 ETFS Physical Swiss Gold Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the words, “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands” and other words suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Additional significant uncertainties and other factors affecting forward-looking statements are presented in the Risk Factors section herein.

PART I

Item 1. Business

The purpose of the ETFS Gold Trust (the “Trust”) is to own gold transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of gold bullion. The Trust was formed on September 1, 2009 when an initial deposit of gold was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is ETF Securities USA LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London Branch (the “Custodian”).

The Trust’s Shares at redeemable value increased from $934,952,398 at December 31, 2016 to $1,047,978,657 at December 31, 2017, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 8,300,000  Shares at December 31, 2016 to 8,350,000  Shares at December 31, 2017.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts, “commodity interests” or any other instruments regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”). The Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests”, and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

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

Overview of the Gold Industry

In this annual report, the term “ounces” refers to fine troy ounces.

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

World Gold Supply and Demand 2007-2016 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the period from 2006 to 2016 and is based on information reported by GFMS Ltd.

(tonnes)	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Supply
Mine production	2,538	2,467	2,651	2,775	2,868	2,883	3,077	3,172	3,209	3,222
Scrap	1,029	1,388	1,765	1,743	1,704	1,700	1,303	1,158	1,172	1,268
Net Hedging Supply	(432)	(357)	(234)	(106)	18	(40)	(39)	108	21	21
Total Supply	3,135	3,498	4,182	4,412	4,590	4,543	4,341	4,438	4,402	4,511

Demand
Jewelry Fabrication	2,474	2,355	1,866	2,083	2,091	2,061	2,610	2,469	2,395	1,891
Industrial Fabrication	492	479	426	480	471	429	421	403	365	354
Electronics	345	334	295	346	343	307	300	290	258	254
Dental & Medical	58	56	53	48	43	39	36	34	32	30
Other Industrial	89	89	78	86	85	83	85	79	75	70
Net Official Sector	(484)	(235)	(34)	77	457	544	409	466	436	257
Retail Investment	448	937	866	1,263	1,616	1,407	1,873	1,163	1,162	1,057
Bars	238	667	562	946	1,247	1,056	1,444	886	876	787
Coins	210	270	304	317	369	351	429	277	286	270
Physical Demand	2,930	3,536	3,124	3,903	4,635	4,441	5,313	4,501	4,358	3,559

Physical Surplus/Deficit	205	(38)	1,058	509	(45)	102	(972)	(63)	44	952

ETF Inventory Build	253	321	623	382	185	279	(880)	(155)	(125)	524
Exchange Inventory Build	(10)	34	39	54	(6)	(10)	(98)	1	(48)	86
Net Balance	(38)	(393)	396	73	(224)	(167)	6	91	217	342

Source: GFMS

The following are some of the main characteristics of the gold market illustrated by the table:

One factor which separates gold from other precious metals is that there are large above-ground stocks which can be quickly mobilized. As a result of gold’s liquidity, gold often acts more like a currency than a commodity.

Over the past ten years, (new) mine production of gold has experienced a modest rise of about 2.8% per annum, increasing 2% in 2015. Of the three sources of supply, mine production accounts for nearly 71% of total supply in 2016. Recycled gold volumes have ranged from 1,029 tonnes to 1,765 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand however jewelry’s contribution to demand has fallen from 84% in 2007 to 53% of demand in 2016. Industrial demand has been relatively constant, contributing between 8% to 17% of total demand.

Exchange traded product inventory build had seen strong growth until 2009, more than doubling between 2006 and 2009, before tapering and eventually seeing outflows between 2013 and 2015 as the price of gold fell 36% in that time frame.  Gold ETF inventory build resumed strong growth in 2016.  During the 2013 price crash, retail coin and bar demand rose to a 10-year high as retail investors, especially from China, were enticed by the falling prices.  ETP inventory resumed building in 2016 after three continuous years of outflows.

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

The following chart illustrates the movements in the price of an ounce of gold in U.S. Dollars from December 2007 to December 2017:

Spot Gold Price
$2,000
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$-
US$/oz
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017

Source: Bloomberg, ETF Securities. Chart data from 12/31/07 to 12/31/17.

The gold price tends to rise during periods of low real interest rates and high monetary expansion, as they are often associated with currency debasement and systemic financial failures. The decline in the U.S. Dollar against other currencies, a surge in investment demand in commodities as an asset class generally, and the low level of forward selling by mining companies have all contributed to the increase in the gold price between 2004 and 2011. The gold price peaked at US$1,900 per ounce in September 2011 as successive Euro leader summits, bailouts and bond stability funds failed to staunch both sovereign debt and banking sector solvency concerns in Europe. 2016 proved to be a stellar year for gold rising 8.4%, ending 3 years of negative price returns. Additionally, the trends of 3 years of investor outflows in global ETFs and net negative investor sentiment in gold futures positioning reversed in 2016 and continued through 2017. Low real interest rates, tepid economic growth, and rising policy uncertainty were key tailwinds for gold that sparked a return of investor interest. Gold prices rose 13.1% in 2017 closing at $1,303 per troy ounce.

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

The main centers of the OTC market are London, Zurich and New York. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small gold bars (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. Of the thirteen market-making members of the LBMA, six offer clearing services. There are a further 75 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are correct as of the date of this report. These numbers may change from time to time as new members are added and existing members drop out.

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

The LBMA PM Gold Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of gold that clears the maximum amount of bids and offers for gold entered by order-submitting gold participants each day. The opening bid and subsequent bid prices are generated by an algorithm based method, and each auction is actively supervised by IBA staff.  There are currently twelve gold participants  (Bank of China, Bank of Communications, Goldman Sachs International, HSBC Bank USA NA, ICBC Standard Bank, INTL FCStone, Jane Street Global Trading LLC, JP Morgan Chase Bank NA, Koch Supply and Trading LP, Morgan Stanley, The Bank of Nova Scottia – Scotia Mocatta and the Toronto Dominon Bank),  and IBA uses ICE’s front-end system, WebICE, as the technology platform that allows direct participants as well as sponsored clients to manage their orders in the auction in real time via their own screens.

The IBA auction process begins with a notice of an auction round issued to gold participants before the commencement of the auction round stating a gold price in U.S. Dollars, at which the auction round will be conducted. An auction round lasts 30 seconds. Gold participants electronically place bid and offer orders at the round’s stated price and indicate whether the orders are for their own account or for the account of clients. Aggregate bid and offer volume will be shown live on WebICE, providing a level playing field for all participants.

At the end of the auction round, the IBA system evaluates the equilibrium of the bid and offer orders submitted. If bid and offer orders indicate an imbalance outside of acceptable tolerances established for the IBA system (normally 10,000 oz) (e.g., too many purchase orders submitted compared to sell orders or vice versa), the auction chairman calculates a new auction round price principally based on the volume weighting of bid and offer orders submitted in the immediately completed auction round. For instance, if the order imbalance indicates that purchase orders (bids) outweigh sales orders (offers) then a new auction round price will be issued that will be increased over that used in the prior auction round. Likewise, the new auction round price will be decreased from the prior round’s price if offers outweigh bids. To clear the imbalance, the IBA system then issues another notice of auction round to gold participants at the newly calculated price. During this next 30 second auction round, gold participants again submit orders, and after it ends, the IBA system evaluates for order imbalances. If order imbalances persist, a new auction price is calculated and a further auction round will occur. This auction round process continues until an equilibrium within specified tolerances is determined to exist. Once the IBA system determines that orders are in equilibrium within system tolerances, the auction process ends and the equilibrium auction round price becomes the LBMA PM Gold Price.

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

Futures Exchanges

The most significant gold futures exchanges are the COMEX and the Tokyo Commodity Exchange (“TOCOM”). The COMEX is the largest exchange in the world for trading precious metals futures and options and has been trading gold since 1974. The TOCOM has been trading gold since 1982. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the gold represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX trades gold futures almost continuously (with one short break in the evening) through its CME Globex electronic trading system and clears through its central clearing system. On June 6, 2003, TOCOM adopted a similar clearance system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

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

The U.S. Commodity Futures Trading Commission (“CFTC”) regulates trading in commodity contracts, such as futures, options and swaps.  In addition, under the Commodity Exchange Act of 1936 (“CEA”), the CFTC has jurisdiction to prosecute manipulation and fraud in any commodity (including precious metals) traded in interstate commerce as spot as well as deliverable forwards.

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

The Sponsor’s Fee accrues daily at an annualized rate equal to 0.39% of the ANAV of the Trust and is payable monthly in arrears. The Sponsor’s Fee is paid by delivery of gold to an account maintained by the Custodian for the Sponsor on an unallocated basis. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee at its discretion for a stated period of time. Presently, the Sponsor does not intend to waive any of its fee.

Furthermore, the Sponsor may, in its sole discretion, agree to rebate all or a portion of the Sponsor’s Fee attributable to Shares held by institutional investors subject to minimum shareholding and lock up requirements as determined by the Sponsor to foster stability in the Trust’s asset levels. Any such rebate will be subject to negotiation and written agreement between the Sponsor and the investor on a case by case basis. The Sponsor is under no obligation to provide any rebates of the Sponsor’s Fee. Neither the Trust nor the Trustee will be a party to any Sponsor’s Fee rebate arrangements negotiated by the Sponsor. Any Sponsor’s Fee rebate shall be paid from the funds of the Sponsor and not from the assets of the Trust.

The Sponsor’s Fee is paid by delivery of gold to an account maintained by the Custodian for the Sponsor on an unallocated basis, monthly on the first business day of the month in respect of fees payable for the prior month.  The delivery is of that number of ounces of gold which equals the daily accrual of the Sponsor’s Fee for such prior month calculated at the LBMA PM Gold Price.

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

The Sponsor’s Fee for the year ended December 31, 2017 was $3,997,282  (December 31, 2016: $3,924,259;  December 31, 2015: $3,444,870).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.

Deposit of Gold; Issuance of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets of 50,000 Shares. Only registered broker-dealers (or other securities market participants not required to register as broker-dealers such as a bank or other financial institution) who (1) are participants in DTC and (2) have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit gold and receive Baskets of Shares in exchange. The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account, either loco London or loco Zurich, with the required gold deposit amount by the second business day in London or Zurich following the purchase order date. Upon receipt of the gold deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the second business day following the purchase order date the gold deposit amount from the Authorized Participant Unallocated Account to the unallocated gold account of the Trust established with the Custodian under the Unallocated Account Agreement between the Trustee and the Custodian (the “Trust Unallocated Account”) and the Trustee will direct the Depository Trust Company (the “DTC”) to credit the number of Baskets ordered to the Authorized Participant’s DTC account. Acting on standing instructions given by the Trustee, the Custodian will transfer the gold deposit amount from the Trust Unallocated Account to the allocated gold account of the Trust established with the Custodian under the Allocated Account Agreement between the Trustee and the Custodian (the “Trust Allocated Account”), by transferring specific gold bars from its inventory or the inventory of the Zurich Sub-Custodian to the Trust Allocated Account. The Trust’s Unallocated Account Agreement and Allocated Account Agreement are referred to collectively as the “Custody Agreements.”

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust not later than the second business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order (as explained under “Creation and Redemption Transaction Fee” below).

The redemption distribution from the Trust will consist of a credit to the redeeming Authorized Participant’s Authorized Participant Unallocated Account, either loco London or loco Zurich, representing the amount of the gold held by the Trust evidenced by the Shares being redeemed. Fractions of a fine ounce of gold included in the redemption distribution smaller than 0.001 of a fine ounce are disregarded. Redemption distributions are subject to the deduction of any applicable tax or other governmental charges which may be due. Redemption settlements involving gold deliveries loco London may be delayed longer than two business days following the redemption order date.

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

Change in Settlement Cycle

Pursuant to an SEC rule amendment adopted in March 2017, the standard settlement cycle for most securities transactions by broker-dealers was shortened from three business days after the trade date (“T+3 Settlement”) to two business days following the trade date (“T+2 Settlement”), effective as of September 5, 2017.  Consistent with the rule amendment, beginning on September 5, 2017, the creation and redemption processes for the Trust changed from T+3 Settlement to T+2 Settlement.  Creation and redemption orders placed before September 5, 2017 were not subject to this change.

The Sponsor

The Sponsor is a Delaware limited liability company. The Sponsor’s office is located at c/o ETF Securities Limited, Ordnance House, 31 Pier Road, St. Helier, Jersey, JE4 8PW, Channel Islands. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ETF Securities Limited, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by them. The most recent inspection by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted as of December 31, 2017. On January 29, 2015, all gold held by the Zurich Sub-Custodian was transferred to the Custodian.  As no gold is currently held by the Zurich Sub-Custodian, the last inspection was conducted as of December 31, 2014.

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

Custody of the Trust’s Gold

Custody of the gold bullion deposited with and held by the Trust is provided by the Custodian at the Zurich, Switzerland vaults of the Custodian and/or the Zurich Sub-Custodian, and by other sub-custodians on a temporary basis. The Custodian is a market maker, clearer and approved weigher under the rules of the LBMA.

The Custodian is the custodian of the gold bullion credited to the Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the gold bullion credited to the Trust Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records, and requires any Zurich Sub-Custodian it appoints to also segregate the gold bullion from the other gold held by them for other customers of the Custodian and the Zurich Sub-Custodians’ other customers. The Custodian requires any Zurich Sub-Custodian it appoints to identify in such Zurich Sub-Custodian’s books and records the Trust as having the rights to the gold bullion credited to its Trust Allocated Account. Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may inspect the vaults of the Custodian and the Zurich Sub-Custodian.  See “Inspection of Gold”.

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

United States Federal Income Tax Consequences

The following discussion of the material US federal income tax consequences that generally applies to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue code of 1986 as amended (the “Code”). The discussion below is based on the Code, United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the U.S. Dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares, including substantial changes to the Code made in the recently enacted Tax Cuts and Jobs Act (P.L. 115-97).

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

Shareholders will be required to recognize  a gain or loss upon a sale of gold by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to further limitations under applicable provisions of the Code, and are not deductible at all for alternative minimum tax purposes. As a result of the recently enacted Tax Cuts and Jobs Act (P.L. 115-97), miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

Income Taxation of Non-US Shareholders

The Trust does not expect to generate taxable income except for gains (if any) upon the sale of gold. A Non-US Shareholder generally is not subject to US federal income tax with respect to gains recognized upon the sale or other disposition of Shares, or upon the sale of gold by the Trust, unless (1) the Non-US Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the Non-US Shareholder of a trade or business in the United States.

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

It is anticipated that the Shares will constitute “publicly offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, only Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” rules of ERISA and the “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

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

The LBMA PM Gold Price may prove unreliable.

Since March 20, 2015, the Sponsor has utilized the LBMA PM Gold Price as the benchmark price for valuing gold held, received or delivered by the Trust.  Prior to March 20, 2015, the Trust utilized the London PM Fix (as defined below) as its benchmark for valuation purposes. The London fix for gold (the “London gold fix”), which the London Gold Market Fixing Ltd. discontinued on March 19, 2015, was the twice daily fix of the price of a troy ounce of gold which was established and published during fixing sessions beginning at 10:30 a.m. London time (the “London AM Fix”) and 3:00 p.m. London time (the “London PM Fix”). The London gold fix was performed in London by the four members of the London gold fix, on each London business day and was widely accepted among gold market participants. The LBMA PM Gold Price, and the mechanism for its establishment, has a limited operating history and may, among other things:

•	not behave over time like the London PM Fix has historically;
•	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London PM Fix;
•	result in delays or errors in the determination of a daily benchmark price of gold; or
•	otherwise prove unreliable as a benchmark price.

If the LBMA PM Gold Price is unreliable for any reason, the price of gold and the market price for the Shares may decline or be subject to greater volatility.

Additionally, any concern about the integrity or reliability of the LBMA PM Gold Price, even if later shown to be without merit, could disrupt trading in gold and products using the LBMA PM Gold Price, such as the Shares. This could lead to less liquidity or greater price volatility for gold and products using the LBMA PM Gold Price, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

Regulatory activity or lawsuits with respect to the historical methods of setting the prices of gold, silver, platinum and palladium, which were used prior to the adoption of the LBMA PM Gold Price in March 2015, the LBMA Silver Price in August 2014 and the LME PM Fix in December 2014, may impact market confidence in the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix.

The historical methods of setting the prices of gold, silver, platinum and palladium have been the subject of litigation and regulatory investigations which remain pending.  Within the last four years, electronic auction methodologies have replaced the historical non-electronic auction methods of setting the prices of gold, silver, platinum and palladium. However, if there is a perception that the price setting mechanisms for gold, silver, platinum or palladium are susceptible to intentional disruption, or if the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix are not received with confidence by the markets, the behavior of investors and traders in gold, silver, platinum or palladium may reflect the lack of confidence and it may have an effect on the prices of these metals as reflected by the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix (and, consequently, the value of the Shares or their correlation with the prices of these metals), or could lead to less liquidity or greater price volatility for these metals and products that use these benchmark prices, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the price of gold may not exist and, as a result, the price of the Shares may fall.

If the processes of creation and redemption of Shares (which depend on timely transfers of gold to and by the Custodian) encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying gold may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the price of gold and may fall. Additionally, redemptions could be suspended for any period during which (1) the NYSE Arca is closed (other than customary weekend or holiday closings) or trading on the NYSE Arca is suspended or restricted, or (2) an emergency exists as a result of which delivery, disposal or evaluation of the gold is not reasonably practicable.

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

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors or approve amendments to the Trust Agreement and do not receive dividends).

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

When the Custodian uses the Zurich Sub-Custodian, the Custodian relies on its Zurich Sub-Custodian to hold the gold allocated to the Trust Allocated Account and used to settle redemptions. As a result, settlement of gold in connection with redemptions loco London may require more than two business days.

When the Custodian uses the Zurich Sub-Custodian,  the Custodian is reliant on its Zurich Sub-Custodian to hold the gold allocated to the Trust Allocated Account in order to effect redemption of Shares. As a result, in the case for redemption orders electing gold deliveries to be received loco London, it may take longer than two business days for gold to be credited to the Authorized Participant Unallocated Account, which may result in a delay of settlement of the redemption order that is settled loco London.

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

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith, wilful misconduct, wilful malfeasance or reckless disregard on its part. That means the Sponsor or the Trustee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Trust and the value of the Shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on September 1, 2009 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol SGOL since its initial public offering on September 9, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2017 and 2016:

Fiscal Year Ended December 31, 2017: Quarter Ended
	High	Low
March 31, 2017	$122.06	$112.61
June 30, 2017	$125.54	$118.35
September 30, 2017	$130.79	$117.61
December 31, 2017	$126.33	$120.34

Fiscal Year Ended December 31, 2016: Quarter Ended
	High	Low
March 31, 2016	$123.95	$104.90
June 30, 2016	$129.20	$117.94
September 30, 2016	$133.09	$127.37
December 31, 2016	$127.84	$109.51

The number of outstanding Shares of the Trust as of February 21,  2018 was 8,700,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2017	$128.90	$121.90
September 2017	$130.79	$124.00
October 2017	$126.33	$123.15
November 2017	$125.31	$123.09
December 2017	$126.13	$120.34
January 2018	$131.40	$127.29

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2017 and 2016:

Month	Total number of Shares redeemed	Average ounces of gold per Share
January 2017	-	-
February 2017	-	-
March 2017	50,000	0.097
April 2017	50,000	0.097
May 2017	-	-
June 2017	50,000	0.097
July 2017	150,000	0.097
August 2017	-	-
September 2017	-	-
October 2017	-	-
November 2017	-	-
December 2017	200,000	0.097
Total	500,000	0.097

Month	Total number of Shares redeemed	Average ounces of gold per Share
January 2016	-	-
February 2016	-	-
March 2016	50,000	0.098
April 2016	-	-
May 2016	-	-
June 2016	-	-
July 2016	-	-
August 2016	-	-
September 2016	-	-
October 2016	-	-
November 2016	100,000	0.097
December 2016	550,000	0.097
Total	700,000	0.097

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$1,048,326	$935,268	$782,719	$940,011	$1,040,003
Total gain / (loss) on gold	$110,859	$53,946	$(105,033)	$(1,545)	$(125,392)
Change in net assets from operations	$106,862	$50,022	$(108,478)	$(5,711)	$(131,104)
Weighted average number of Shares	8,386,986	8,250,683	7,770,959	8,578,219	10,419,863
Net increase / (decrease) in net assets per Share	$12.74	$6.06	$(13.96)	$(0.67)	$(12.58)
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

The Trust issues and redeems Shares only in exchange for gold, only in aggregations of 50,000 or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution, that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc., LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “SGOL”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the net asset value (“NAV”) of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since inception:

NAV per Share vs. 1/10th Gold Fix from the September 1, 2009 (the Date of Inception) to December 31, 2017

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

	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in 000's of US$)
Investment in gold - cost	$983,748	$979,403	$886,514
Unrealized gain / (loss) on investment in gold	64,578	(44,135)	(103,795)
Investment in gold - fair value	$1,048,326	$935,268	$782,719

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

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by them. The most recent inspection by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted as of December 31, 2017. On January 29, 2015, all gold held by the Zurich Sub-Custodian was transferred to the Custodian.  As no gold is currently held by the Zurich Sub-Custodian, the last inspection Held at the Sub-Custodian’s Premises was conducted as of December 31, 2014.

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee (the “Sponsor’s Fee”), the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only expense of the Trust during the period covered by this report was the Sponsor’s Fee. The Trust’s only source of liquidity is its transfers and sales of gold.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At December 31, 2017 and 2016 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in 000's of US$)
Total gain / (loss) on gold	$110,859	$53,946	$(105,033)
Change in net assets from operations	$106,862	$50,022	$(108,478)
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2017

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $934,952,398 at December 31, 2016 to $1,047,978,657 at December 31, 2017, a 12.09% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 11.85% from $1,159.10 at December 31, 2016 to $1,296.50 at December 31, 2017 and an increase in outstanding Shares, which rose from 8,300,000 Shares at December 31, 2016 to 8,350,000 Shares at December 31, 2017, a result of 550,000 Shares (11 Baskets) being created and 500,000 Shares (10 Baskets) being redeemed during the year.

The NAV per Share increased 11.42% from $112.65 at December 31, 2016 to $125.51 at December 31, 2017. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $3,997,282 for the year, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $130.48 at September 8, 2017 was the highest during the year, compared with a low of $111.85 at January 3, 2017.

The increase in net assets from operations for the year ended December 31, 2017 was $106,861,830, resulting from a realized gain of $98,974 on the transfer of gold to pay expenses, a realized gain of $2,048,015 on gold distributed for the redemption of Shares and a change in unrealized gain on investment of gold of $108,712,123 offset by the Sponsor’s Fees of $3,997,282. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2017.

The year ended December 31, 2016

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year ended December 31, 2017
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$959	$987	$1,018	$1,033	$3,997
Total expenses	959	987	1,018	1,033	3,997

Net investment loss	(959)	(987)	(1,018)	(1,033)	(3,997)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on gold transferred to pay expenses	(16)	27	36	52	99
Realized gain on gold distributed for the redemption of Shares	210	162	531	1,145	2,048
Change in unrealized gain / (loss) on investment in gold	69,391	(2,639)	32,238	9,722	108,712
Total gain / (loss) on gold	69,585	(2,450)	32,805	10,919	110,859

Change in net assets from operations	$68,626	$(3,437)	$31,787	$9,886	$106,862

Net increase / (decrease) in net assets per Share	$8.19	$(0.41)	$3.80	$1.17	$12.74

Weighted average number of Shares	8,383,333	8,371,429	8,371,739	8,421,196	8,386,986

Year ended December 31, 2016
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$852	$983	$1,074	$1,015	$3,924
Total expenses	852	983	1,074	1,015	3,924

Net investment loss	(852)	(983)	(1,074)	(1,015)	(3,924)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on gold transferred to pay expenses	(60)	34	89	50	113
Realized loss on gold distributed for the redemption of Shares	(2,710)	-	-	(3,117)	(5,827)
Change in unrealized gain / (loss) on investment in gold	129,424	67,157	771	(137,692)	59,660
Total gain / (loss) on gold	126,654	67,191	860	(140,759)	53,946

Change in net assets from operations	$125,802	$66,208	$(214)	$(141,774)	$50,022

Net increase / (decrease) in net assets per Share	$16.49	$8.14	$(0.03)	$(16.28)	$6.06

Weighted average number of Shares	7,629,121	8,137,912	8,516,848	8,710,870	8,250,683

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework  (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2017.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
ETFS Gold Trust:

Opinion on Internal Control Over Financial Reporting

We have audited ETFS Gold Trust’s (the Trust) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2017 and 2016, the related statements of operations and changes in net assets, and the related notes (collectively, the financial statements) and financial highlights for each of the years in the three-year period ended December 31, 2017, and our report dated February 26, 2018 expressed an unqualified opinion on those financial statements and financial highlights.

Basis for Opinion

The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements and financial highlights for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements and financial highlights in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements and financial highlights.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

New York, New York
February 26, 2018

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited. He is the founder and chairman of ten other companies issuing exchange-traded products: Gold Bullion Securities Limited, ETFS Metal Securities Australia Limited (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Equity Securities Limited and Swiss Commodity Securities Limited. He is also a director of GO UCITS ETF Solutions plc and of its manager GO ETF Management Limited in Ireland, a trustee of ETFS Trust in the US. Assets under management in those companies are in excess of $20 billion. He is also a director of ETFS Management (AUS) Limited in Australia. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University. Mr. Tuckwell was awarded with the Degree of Doctor from Australia National University, honoris causa.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds has been the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC since September 12, 2012, except for an absence due to illness from November 4, 2014 to February 26, 2015. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor and is the Chief Financial Officer of ETF Securities Advisors LLC. He is also a non-executive director and the Compliance Officer of ETFS Metal Securities Limited, Gold Bullion Securities Limited, ETFS Oil Securities Limited, ETFS Commodity Securities Limited, ETFS Hedged Commodity Securities Limited, ETFS Foreign Exchange Limited, ETFS Hedged Metal Securities Limited, Swiss Commodity Securities Limited and ETFS Equity Securities Limited in Jersey. Mr. Foulds is a Chartered Accountant and member of the ICAEW, having previously worked for and trained with Deloitte, Jersey. He has over fifteen years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2017, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

	Amount and Nature
	of Beneficial
Name and Address	Ownership	Percent of Class
BlackRock, Inc.
40 East 52nd Street
New York, NY 10022	1,845,973	22.1%

(1) Based on Shares indicated as owned were reported on a review of the Schedule 13G return filed by BlackRock, Inc. on January 23, 2018.  The Schedule 13G discloses that BlackRock, Inc. had sole voting power and sole dispositive power as to 1,845,973 Shares.The Trust is unable to determine whether BlackRock, Inc. is the ultimate beneficial owner of such shares, and if BlackRock, Inc. is not the ultimate beneficial owner, who is such beneficial owner.

Security Ownership of Management

Not applicable.

Change In Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP and Deloitte & Touche LLP for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Audit fees - KPMG	$50,160	$57,000
Audit fees - Deloitte	-	-
Audit related fees - KPMG	18,000	8,000
Audit related fees - Deloitte	6,000	4,000
	$74,160	$69,000

Audit Fees are fees paid by the Sponsor to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to KPMG LLP and Deloitte & Touche LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Pre-Approval Policies and Procedures

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
4.2

Form of Authorized Participant Agreement, effective as of September 5, 2017, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Quarterly Report on Form 10K for the fiscal year ended December 31, 2011-Q for the quarter ended September 30, 2017.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158221 on September 1, 2009
10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158221 on September 1, 2009
10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158221 on September 1, 2009
10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158221 on September 1, 2009
10.4	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158221 on September 1, 2009
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document

Item 16. Form 10-K Summary

Not applicable.

ETFS GOLD TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
ETFS Gold Trust:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of ETFS Gold Trust (the “Trust”), including the schedules of investments, as of December 31, 2017 and 2016, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three‑year period ended December 31, 2017. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2017 and 2016, and the results of its operations and the changes in its net assets, for each of the years in the three‑year period ended December 31, 2017, and financial highlights for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2018 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York
February 26, 2018

ETFS GOLD TRUST

Statements of Assets and Liabilities
At December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: December 31, 2017: $983,748; December 31, 2016: $979,403)	$1,048,326	$935,268
Total assets	1,048,326	935,268

LIABILITIES
Fees payable to Sponsor	347	316
Total liabilities	347	316

NET ASSETS (1)	$1,047,979	$934,952

 (1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2017 were 8,350,000 and at December 31, 2016 were 8,300,000.  Net asset value per Share at December 31, 2017 was $125.51 and at December 31, 2016 was $112.65.

See Notes to the Financial Statements.

ETFS GOLD TRUST

Schedules of Investments
At December 31, 2017 and 2016

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	808,581.0	$983,748	$1,048,326	100.03%
Total investment in gold	808,581.0	$983,748	$1,048,326	100.03%
Less liabilities			(347)	(0.03)%
Net Assets			$1,047,979	100.00%

	December 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	806,891.3	$979,403	$935,268	100.03%
Total investment in gold	806,891.3	$979,403	$935,268	100.03%
Less liabilities			(316)	(0.03)%
Net Assets			$934,952	100.00%

See Notes to the Financial Statements.

ETFS GOLD TRUST

Statements of Operations
For the years ended December 31, 2017, 2016 and 2015

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$3,997	$3,924	$3,445
Total expenses	3,997	3,924	3,445

Net investment loss	(3,997)	(3,924)	(3,445)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on gold transferred to pay expenses	99	113	(94)
Realized gain / (loss) on gold distributed for the redemption of Shares	2,048	(5,827)	(3,410)
Change in unrealized gain / (loss) on investment in gold	108,712	59,660	(101,529)
Total gain / (loss) on gold	110,859	53,946	(105,033)

Change in net assets from operations	$106,862	$50,022	$(108,478)

Net increase / (decrease) in net assets per Share	$12.74	$6.06	$(13.96)

Weighted average number of Shares	8,386,986	8,250,683	7,770,959

See Notes to the Financial Statements.

ETFS GOLD TRUST

Statements of Changes in Net Assets
For the years ended December 31, 2017, 2016 and 2015

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	8,300,000	$934,952
Net investment loss		(3,997)
Realized gain on investment in gold		2,147
Change in unrealized gain on investment in gold		108,712
Creations	550,000	67,119
Redemptions	(500,000)	(60,954)
Closing balance at December 31, 2017	8,350,000	$1,047,979

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	7,350,000	$761,731
Net investment loss		(3,924)
Realized loss on investment in gold		(5,714)
Change in unrealized gain on investment in gold		59,660
Change in unrealized gain on unsettled creations or redemptions		44
Creations	1,650,000	202,685
Redemptions	(700,000)	(79,530)
Closing balance at December 31, 2016	8,300,000	$934,952

	Year Ended December 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	7,800,000	$916,197
Net investment loss		(3,445)
Realized loss on investment in gold		(3,504)
Change in unrealized loss on investment in gold		(101,529)
Change in unrealized loss on unsettled creations or redemptions		(175)
Creations	250,000	30,185
Redemptions	(700,000)	(75,998)
Closing balance at December 31, 2015	7,350,000	$761,731

See Notes to the Financial Statements.

ETFS GOLD TRUST

Financial Highlights
For the years ended December 31, 2017,  2016 and 2015

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	$112.65	$103.64	$117.46
Income from investment operations:
Net investment loss	(0.48)	(0.48)	(0.44)
Total realized and unrealized gains or losses on investment in gold	13.34	9.49	(13.38)
Change in net assets from operations	12.86	9.01	(13.82)

Net asset value per Share at end of year	$125.51	$112.65	$103.64

Weighted average number of Shares	8,386,986	8,250,683	7,770,959

Expense ratio	0.39%	0.39%	0.39%

Net investment loss ratio	(0.39)%	(0.39)%	(0.39)%

Total return, at net asset value	11.42%	8.69%	(11.77)%

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

Once the value of gold has been determined, the net asset value (the “NAV”) is computed by the Trustee by deducting all accrued fees, expenses and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the gold and all other assets held by the Trust.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2017	December 31, 2016

Level 2
Investment in gold	$1,048,326	$935,268

2.3. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, for all orders accepted prior to September 5, 2017, ownership of the gold was transferred within three business days of the trade date, and for all orders accepted on or after September 5, 2017, ownership of the gold is transferred within two business days of the trade date.

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. Effective as of September 5, 2017, the typical settlement period for Shares is two business days. Prior to September 5, 2017, the typical settlement period was three business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When gold is exchanged in settlement of redemption, it is considered a sale of gold for financial statement purposes.

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

2.6. Investment in Gold

Changes in ounces of gold and the respective values for the years ended December 31, 2017 and 2016 are as follows:

	Year	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2017	December 31, 2016
Ounces of gold
Opening balance	806,891.3	736,849.8
Creations	53,345.1	160,724.9
Redemptions	(48,472.0)	(87,572.4)
Transfers of gold to pay expenses	(3,183.4)	(3,111.0)
Closing balance	808,581.0	806,891.3

Investment in gold
Opening balance	$935,268	$782,719
Creations	67,119	202,685
Redemptions	(60,954)	(100,214)
Realized gain / (loss) on gold distributed for the redemption of Shares	2,048	(5,827)
Transfers of gold to pay expenses	(3,966)	(3,868)
Realized gain on gold transferred to pay expenses	99	113
Change in unrealized gain on investment in gold	108,712	59,660
Closing balance	$1,048,326	$935,268

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

For the year ended December 31, 2017, the Sponsor’s Fee was $3,997,282  (December 31, 2016: $3,924,259; December 31, 2015:  $3,444,870).

At December 31, 2017, the fees payable to the Sponsor were $346,853 (December 31, 2016: $315,510).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold.  Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2017, 2016 and 2015.

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

5. Indemnification

Under the Trust’s organizational documents, each of the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees, and affiliates) is indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith, willful malfeasance or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents.

The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust
(Registrant)

Date:	February 26, 2018	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 26, 2018	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.