Form 10-Q
period 2018-03-31
ETFS Gold Trust
filed 2018-05-04
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Yes ☐ No ☒

As of May  1, 2018, ETFS Gold Trust had 9,150,000 ETFS Physical Swiss Gold Shares outstanding

ETFS GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

ETFS GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At March 31, 2018 (Unaudited) and December 31, 2017

	March 31, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: March 31, 2018: $1,041,018; December 31, 2017: $983,748)	$1,127,042	$1,048,326
Total assets	1,127,042	1,048,326

LIABILITIES
Fees payable to Sponsor	373	347
Total liabilities	373	347

NET ASSETS (1)	$1,126,669	$1,047,979

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2018 were 8,800,000 and at December 31, 2017 were 8,350,000.  Net asset values per Share at March 31, 2018 and December 31, 2017 were $128.03 and $125.51, respectively.

See Notes to the Financial Statements

ETFS GOLD TRUST

Schedules of Investments
At March 31, 2018 (Unaudited) and December 31, 2017

	March 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	851,336.3	$1,041,018	$1,127,042	100.03%
Total investment in gold	851,336.3	$1,041,018	$1,127,042	100.03%
Less liabilities			(373)	(0.03)%
Net Assets			$1,126,669	100.00%

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	808,581.0	$983,748	$1,048,326	100.03%
Total investment in gold	808,581.0	$983,748	$1,048,326	100.03%
Less liabilities			(347)	(0.03)%
Net Assets			$1,047,979	100.00%

See Notes to the Financial Statements

ETFS GOLD TRUST

Statements of Operations (Unaudited)
For the three months ended March 31, 2018 and 2017

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,061	$959
Total expenses	1,061	959

Net investment loss	(1,061)	(959)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on gold transferred to pay expenses	79	(16)
Realized gain on gold distributed for the redemption of Shares	-	210
Change in unrealized gain on investment in gold	21,446	69,391
Total gain on investment in gold	21,525	69,585

Change in net assets from operations	$20,464	$68,626

Net increase in net assets per Share	$2.39	$8.19

Weighted average number of Shares	8,572,222	8,383,333

See Notes to the Financial Statements

ETFS GOLD TRUST

Statements of Changes in Net Assets
For the three months ended March 31, 2018 (Unaudited) and the year ended December 31, 2017

	Three Months Ended March 31, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	8,350,000	$1,047,979
Net investment loss		(1,061)
Realized gain on investment in gold		79
Change in unrealized gain on investment in gold		21,446
Creations	450,000	58,226
Redemptions	-	-
Closing balance at March 31, 2018	8,800,000	$1,126,669

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	8,300,000	$934,952
Net investment loss		(3,997)
Realized gain on investment in gold		2,147
Change in unrealized gain on investment in gold		108,712
Creations	550,000	67,119
Redemptions	(500,000)	(60,954)
Closing balance at December 31, 2017	8,350,000	$1,047,979

See Notes to the Financial Statements

ETFS GOLD TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2018 and 2017

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$125.51	$112.65
Income from investment operations:
Net investment loss	(0.12)	(0.11)
Total realized and unrealized gains or losses on investment in gold	2.64	8.32
Change in net assets from operations	2.52	8.21

Net asset value per Share at end of period	$128.03	$120.86

Weighted average number of Shares	8,572,222	8,383,333

Expense ratio (1)	0.39%	0.39%

Net investment loss ratio (1)	(0.39)%	(0.39)%

Total return, at net asset value (2)	2.01%	7.29%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ETFS GOLD TRUST

Notes to the Financial Statements

1. Organization

The ETFS Gold Trust (the “Trust”) is an investment trust formed on September 1, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds gold bullion and issues ETFS Physical Swiss Gold Shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Asset Management Inc. (“AAMI”), a Delaware corporation. As a result of the sale, AAMI became the sole member of the Sponsor. AAMI is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the gold market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2018 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

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

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Custodian’s Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of the Zurich Sub-Custodian UBS A.G, and is recorded at fair value. At March 31, 2018, no gold was held by UBS A.G. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of gold transferred.

The LBMA PM Gold Price is set using the afternoon session of the ICE Benchmark Administration equilibrium auction, an electronic, tradable and auditable over-the-counter auction market with the ability to participate in US Dollars, Euros or British Pounds for LBMA-authorized participating gold bullion banks or market makers that establishes a reference gold price for that day’s trading.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2018	December 31, 2017

Level 2
Investment in gold	$1,127,042	$1,048,326

There were no transfers between levels during the three months ended March 31, 2018 or the year ended December 31, 2017.

2.3. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, for all orders accepted prior to September 5, 2017, ownership of gold is transferred within three business days of the trade date, and for all orders accepted on or after September 5, 2017, ownership of gold is transferred within two business days of the trade date.

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. Effective as of September 5, 2017 the typical settlement period for Shares is two business days. Prior to September 5, 2017, the typical settlement period for Shares was three business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When gold is exchanged in settlement of a  redemption, it is considered a sale of gold for financial statement purposes.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2018 and December 31, 2017.

ETFS GOLD TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Gold

Changes in ounces of gold and their respective values for the three months ended March 31, 2018 and for the year ended December 31, 2017 are set out below:

	Three Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2018	December 31, 2017
Ounces of gold
Opening balance	808,581.0	806,891.3
Creations	43,540.1	53,345.1
Redemptions	-	(48,472.0)
Transfers of gold to pay expenses	(784.8)	(3,183.4)
Closing balance	851,336.3	808,581.0

Investment in gold
Opening balance	$1,048,326	$935,268
Creations	58,226	67,119
Redemptions	-	(60,954)
Realized gain on gold distributed for the redemption of Shares	-	2,048
Transfers of gold to pay expenses	(1,035)	(3,966)
Realized gain on gold transferred to pay expenses	79	99
Change in unrealized gain on investment in gold	21,446	108,712
Closing balance	$1,127,042	$1,048,326

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

For the three months ended March 31, 2018 and 2017 the Sponsor’s Fee was $1,061,160 and $959,197, respectively.

At March 31, 2018 and at December 31, 2017, the fees payable to the Sponsor were $372,542 and $346,853, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2018 and 2017.

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

5. Indemnification

Under the Trust’s organizational documents, the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees and affiliates) are indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith, willful misconduct or willful malfeasance on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

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

The Quarter Ended March 31, 2018

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $1,047,978,657 at December 31, 2017 to $1,126,669,252 at March 31, 2018, a 7.51% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 2.11% from $1,296.50 at December 31, 2017 to $1,323.85 at March 31, 2018 and an increase in outstanding Shares, which rose from 8,350,000 Shares at December 31, 2017 to 8,800,000 Shares at March 31, 2018, a result of 450,000 Shares (9 Baskets) being created during the quarter. No Shares were redeemed during the quarter.

The NAV per Share increased 2.01% from $125.51 at December 31, 2017 to $128.03 at March 31, 2018. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was  $1,061,160 for the quarter, or 0.39% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $131.13 at January 25, 2018 was the highest during the quarter, compared with a low of $126.51 at March 1, 2018.

The increase in net assets from operations for the quarter ended March 31, 2018 was $20,464,360, resulting from a realized gain of $79,173 on the transfer of gold to pay expenses and a change in unrealized gain on investment in gold of $21,446,347,  offset by the Sponsor’s Fee of $1,061,160. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2018.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2018 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2018, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2018:

9 Baskets  were created.

0 Basket was  redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	gold per Share
January 2018	-	-	-
February 2018	-	-	-
March 2018	-	-	-
	-	-	-

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Gold Trust
(Registrant)

Date: May 3, 2018	/s/ Christopher Demetriou
Christopher Demetriou *
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2018	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.