Form 10-Q
period 2018-06-30
ETFS Gold Trust
filed 2018-08-09
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number: 001-34441

ETFS GOLD TRUST

(Exact name of registrant as specified in its charter)

New York	26-4587209
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

c/o ETF Securities USA LLC
712 Fifth Avenue – 49th Floor
New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(844)  383-7289

c/o ETF Securities USA LLC

405 Lexington Avenue

New York, NY 10174

(Former name, former address and former fiscal year end, if changed since last report)

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

Yes ☐ No ☒

As of August 1, 2018, ETFS Gold Trust had 7,050,000 ETFS Physical Swiss Gold Shares outstanding.

ETFS GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

ETFS GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At June 30, 2018 (Unaudited) and December 31, 2017

	June 30, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: June 30, 2018: $866,287; December 31, 2017: $983,748)	$882,967	$1,048,326
Total assets	882,967	1,048,326

LIABILITIES
Fees payable to Sponsor	1,023	347
Total liabilities	1,023	347

NET ASSETS (1)	$881,944	$1,047,979

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2018 were 7,300,000 and at December 31, 2017 were 8,350,000.  Net asset values per Share at June 30, 2018 and December 31, 2017 were $120.81 and $125.51, respectively.

See Notes to the Financial Statements

ETFS GOLD TRUST

Schedules of Investments
At June 30, 2018 (Unaudited) and December 31, 2017

	June 30, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	706,118.9	$866,287	$882,967	100.12%
Total investment in gold	706,118.9	$866,287	$882,967	100.12%
Less liabilities			(1,023)	(0.12)%
Net Assets			$881,944	100.00%

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	808,581.0	$983,748	$1,048,326	100.03%
Total investment in gold	808,581.0	$983,748	$1,048,326	100.03%
Less liabilities			(347)	(0.03)%
Net Assets			$1,047,979	100.00%

See Notes to the Financial Statements

ETFS GOLD TRUST

Statements of Operations (Unaudited)
For the three and six months ended June 30, 2018 and 2017

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,062	$987	$2,123	$1,946
Total expenses	1,062	987	2,123	1,946

Net investment loss	(1,062)	(987)	(2,123)	(1,946)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	81	27	160	11
Realized gain on gold distributed for the redemption of Shares	11,477	162	11,477	372
Change in unrealized (loss) / gain on investment in gold	(69,344)	(2,639)	(47,898)	66,752
Total (loss) / gain on investment in gold	(57,786)	(2,450)	(36,261)	67,135

Change in net assets from operations	$(58,848)	$(3,437)	$(38,384)	$65,189

Net (decrease) / increase in net assets per Share	$(6.79)	$(0.41)	$(4.45)	$7.78

Weighted average number of Shares	8,665,934	8,371,429	8,619,337	8,377,348

See Notes to the Financial Statements

ETFS GOLD TRUST

Statements of Changes in Net Assets
For the six months ended June 30, 2018 (Unaudited) and the year ended December 31, 2017

	Six Months Ended June 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	8,350,000	$1,047,979
Net investment loss		(2,123)
Realized gain on investment in gold		11,637
Change in unrealized loss on investment in gold		(47,898)
Creations	800,000	103,156
Redemptions	(1,850,000)	(230,807)
Closing balance at June 30, 2018	7,300,000	$881,944

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	8,300,000	$934,952
Net investment loss		(3,997)
Realized gain on investment in gold		2,147
Change in unrealized gain on investment in gold		108,712
Creations	550,000	67,119
Redemptions	(500,000)	(60,954)
Closing balance at December 31, 2017	8,350,000	$1,047,979

See Notes to the Financial Statements

ETFS GOLD TRUST

Financial Highlights (Unaudited)
For the three and six months ended June 30, 2018 and 2017

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$128.03	$120.86	$125.51	$112.65
Income from investment operations:
Net investment loss	(0.12)	(0.12)	(0.25)	(0.23)
Total realized and unrealized gains or losses on investment in gold	(7.10)	(0.25)	(4.44)	8.07
Change in net assets from operations	(7.22)	(0.37)	(4.69)	7.84

Net asset value per Share at end of period	$120.81	$120.49	$120.82	$120.49

Weighted average number of Shares	8,665,934	8,371,429	8,619,337	8,377,348

Expense ratio (1)	0.39%	0.39%	0.39%	0.39%

Net investment loss ratio (1)	(0.39)%	(0.39)%	(0.39)%	(0.39)%

Total return, at net asset value (2)	(5.64)%	(0.31)%	(3.74)%	6.96%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2018 and 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K and 10-K/A for the fiscal year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

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

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Custodian’s Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of the Zurich Sub-Custodian UBS A.G, and is recorded at fair value. At June 30, 2018,  no gold was held by UBS A.G. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of gold transferred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2018	December 31, 2017

Level 2
Investment in gold	$882,967	$1,048,326

There were no transfers between levels during the six months ended June 30, 2018 or the year ended December 31, 2017.

2.3. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, for all orders accepted prior to September 5, 2017, ownership of gold is transferred within three business days of the trade date, and for all orders accepted on or after September 5, 2017, ownership of gold is transferred within two business days of the trade date.  At June 30, 2018, the Trust had no gold receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2018 and December 31, 2017.

ETFS GOLD TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Gold

Changes in ounces of gold and their respective values for the six months ended June 30, 2018 and for the year ended December 31, 2017 are set out below:

	Six Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2018	December 31, 2017
Ounces of gold
Opening balance	808,581.0	806,891.3
Creations	77,385.1	53,345.1
Redemptions	(178,781.0)	(48,472.0)
Transfers of gold to pay expenses	(1,066.2)	(3,183.4)
Closing balance	706,118.9	808,581.0

Investment in gold
Opening balance	$1,048,326	$935,268
Creations	103,156	67,119
Redemptions	(230,807)	(60,954)
Realized gain on gold distributed for the redemption of Shares	11,477	2,048
Transfers of gold to pay expenses	(1,447)	(3,966)
Realized gain on gold transferred to pay expenses	160	99
Change in unrealized (loss) / gain on investment in gold	(47,898)	108,712
Closing balance	$882,967	$1,048,326

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

For the three months ended June 30, 2018 and 2017 the Sponsor’s Fee was $1,061,745 and $986,760, respectively.  For the six months ended June 30, 2018 and 2017 the Sponsor’s Fee was $2,122,905 and $1,945,957, respectively.

At June 30, 2018 and at December 31, 2017, the fees payable to the Sponsor were $1,022,445 and $346,853, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2018 and 2017.

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

ETFS GOLD TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements may relate to the Trust’s financial condition, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

The Quarter Ended June 30, 2018

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $1,126,669,252 at March 31, 2018 to $881,944,125 at June 30, 2018, a 21.72% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a  decrease in the price per ounce of gold, which fell 5.54% from $1,323.85 at March 31, 2018 to $1,250.45 at June 30, 2018 and an decrease in outstanding Shares, which fell from 8,800,000 Shares at March 31, 2018 to 7,300,000 Shares at June 30, 2018, a result of 1,850,000 Shares (37 Baskets) being redeemed and 350,000 Shares (7 Baskets) being created during the quarter.

The NAV per Share decreased 5.64% from $128.03 at March 31, 2018 to $120.81 at June 30, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was  $1,061,745 for the quarter, or 0.39% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $130.67 at April 18, 2018 was the highest during the quarter, compared with a low of $120.81 at June 29, 2018.

The decrease in net assets from operations for the quarter ended June 30, 2018 was $58,847,446, resulting from a realized gain of $81,304 on the transfer of gold to pay expenses, a realized gain of $11,477,120 on gold distributed for the redemption of Shares and a change in unrealized loss on investment in gold of $69,344,125,  offset by the Sponsor’s Fee of $1,061,745. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2018.

The Six Months Ended June 30, 2018

The Trust’s NAV decreased from $1,047,978,657 at December 31, 2017 to $881,944,125 at June 30, 2018, a 15.84% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares, which fell from 8,350,000 Shares at December 31, 2017 to 7,300,000 Shares at June 30, 2018, a result of 800,000 Shares (16 Baskets) being created and 1,850,000 Shares (37 Baskets) being redeemed during the period and a decrease in the price per ounce of gold, which fell 3.55% from $1,296.50 at December 31, 2017 to $1,250.45 at June 30, 2018.

The NAV per Share decreased 3.74% from $125.51 at December 31, 2017 to $120.81 at June 30, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $2,122,905 for the six months ended June 30, 2018, or 0.39% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $131.13 at January 25, 2018 was the highest during the period, compared with a low of $120.81 at June 29, 2018.

The decrease in net assets from operations for the six months ended June 30, 2018 was $38,383,086, resulting from a change in unrealized loss on investment of gold of $47,897,778, a realized gain of $160,477 on the transfer of gold to pay expenses, a realized gain of $11,477,120 on gold distributed for the redemption of Shares, and the Sponsor’s Fee of $2,122,905. Other than the Sponsor’s Fee, the Trust had no expenses during the six months ended June 30, 2018.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2018 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2018, the Trust’s disclosure controls and procedures were effective.

As discussed in Note 1 of the financial statements, effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to AAMI.  While ownership of the Sponsor entity has changed, internal controls over financial reporting have been maintained throughout the Trust’s fiscal period ended June 30, 2018.  There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2018:

7 Baskets  were created.

37 Baskets were  redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	gold per Share
April 2018	-	-	-
May 2018	-	-	-
June 2018	37	1,850,000	0.097
	37	1,850,000	0.097

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

ETF SECURITIES USA LLC

Date: August 9, 2018	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.