Form 10-Q
period 2018-09-30
Aberdeen Standard Gold ETF Trust
filed 2018-11-09
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number: 001-34441

ABERDEEN STANDARD GOLD ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4587209
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor
New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(844) 383-7289

ETFS Gold Trust

c/o ETF Securities USA LLC

712 Fifth Avenue – 49th Floor

New York, NY 10019

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

As of November 7, 2018, Aberdeen Standard Gold ETF Trust had 6,700,000 Aberdeen Standard Physical Swiss Gold Shares ETF outstanding.

ABERDEEN STANDARD GOLD ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

ABERDEEN STANDARD GOLD ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2018 (Unaudited) and December 31, 2017

	September 30, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: September 30, 2018: $799,549; December 31, 2017: $983,748)	$773,766	$1,048,326
Total assets	773,766	1,048,326

LIABILITIES
Fees payable to Sponsor	249	347
Total liabilities	249	347

NET ASSETS (1)	$773,517	$1,047,979

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2018 were 6,750,000 and at December 31, 2017 were 8,350,000.  Net asset values per Share at September 30, 2018 and December 31, 2017 were $114.60 and $125.51, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Schedules of Investments
At September 30, 2018  (Unaudited) and December 31, 2017

	September 30, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	651,729.9	$799,549	$773,766	100.03%
Total investment in gold	651,729.9	$799,549	$773,766	100.03%
Less liabilities			(249)	(0.03)%
Net Assets			$773,517	100.00%

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	808,581.0	$983,748	$1,048,326	100.03%
Total investment in gold	808,581.0	$983,748	$1,048,326	100.03%
Less liabilities			(347)	(0.03)%
Net Assets			$1,047,979	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2018 and 2017

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$813	$1,018	$2,936	$2,964
Total expenses	813	1,018	2,936	2,964

Net investment loss	(813)	(1,018)	(2,936)	(2,964)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	11	36	171	47
Realized (loss) / gain on gold distributed for the redemption of Shares	(672)	531	10,805	903
Change in unrealized (loss) / gain on investment in gold	(42,462)	32,238	(90,360)	98,990
Total (loss) / gain on investment in gold	(43,123)	32,805	(79,384)	99,940

Change in net assets from operations	$(43,936)	$31,787	$(82,320)	$96,976

Net (decrease) / increase in net assets per Share	$(6.29)	$3.80	$(10.20)	$11.58

Weighted average number of Shares	6,990,217	8,371,739	8,070,330	8,375,458

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Changes in Net Assets
For the nine months ended September 30, 2018 (Unaudited) and the year ended December 31, 2017

	Nine Months Ended September 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	8,350,000	$1,047,979
Net investment loss		(2,936)
Realized gain on investment in gold		10,976
Change in unrealized loss on investment in gold		(90,360)
Creations	800,000	103,156
Redemptions	(2,400,000)	(295,298)
Closing balance at September 30, 2018	6,750,000	$773,517

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	8,300,000	$934,952
Net investment loss		(3,997)
Realized gain on investment in gold		2,147
Change in unrealized gain on investment in gold		108,712
Creations	550,000	67,119
Redemptions	(500,000)	(60,954)
Closing balance at December 31, 2017	8,350,000	$1,047,979

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Financial Highlights (Unaudited)
For the three and nine months ended September 30, 2018 and 2017

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$120.81	$120.49	$125.51	$112.65
Income from investment operations:
Net investment loss	(0.11)	(0.12)	(0.36)	(0.35)
Total realized and unrealized gains or losses on investment in gold	(6.10)	3.96	(10.55)	12.03
Change in net assets from operations	(6.21)	3.84	(10.91)	11.68

Net asset value per Share at end of period	$114.60	$124.33	$114.60	$124.33

Weighted average number of Shares	6,990,217	8,371,739	8,070,330	8,375,458

Expense ratio (1)	0.39%	0.39%	0.39%	0.39%

Net investment loss ratio (1)	(0.39)%	(0.39)%	(0.39)%	(0.39)%

Total return, at net asset value (2)	(5.14)%	3.19%	(8.69)%	10.37%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements

1. Organization

The Aberdeen Standard Gold ETF Trust (the “Trust”), formerly known as ETFS Gold Trust prior to October 1, 2018, is an investment trust formed on September 1, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”), formerly known as ETF Securities USA LLC prior to October 1, 2018, and The Bank of New York Mellon as Trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds gold bullion and issues Aberdeen Standard Physical Swiss Gold Shares ETF (“Shares”), formerly known as ETFS Physical Swiss Gold Shares prior to October 1, 2018, (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Asset Management Inc. (“AAMI”), a Delaware corporation. As a result of the sale, AAMI became the sole member of the Sponsor. AAMI is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the gold market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2018 and 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K and 10-K/A for the fiscal year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

ABERDEEN STANDARD GOLD ETF TRUST

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

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Custodian’s Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of the Zurich Sub-Custodian UBS AG, and is recorded at fair value. At September 30, 2018,  no gold was held by UBS AG.  The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of gold transferred.

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

ABERDEEN STANDARD GOLD ETF TRUST

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2018	December 31, 2017

Level 2
Investment in gold	$773,766	$1,048,326

There were no transfers between levels during the nine months ended September 30, 2018 or the year ended December 31, 2017.

2.3. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, for all orders accepted prior to September 5, 2017, ownership of gold is transferred within three business days of the trade date, and for all orders accepted on or after September 5, 2017, ownership of gold is transferred within two business days of the trade date.  At September 30, 2018, the Trust had no gold receivable or payable for the creation or redemption of Shares.

ABERDEEN STANDARD GOLD ETF TRUST

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2018 and December 31, 2017.

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Gold

Changes in ounces of gold and their respective values for the nine months ended September 30, 2018 and for the year ended December 31, 2017 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2018	December 31, 2017
Ounces of gold
Opening balance	808,581.0	806,891.3
Creations	77,385.1	53,345.1
Redemptions	(231,896.7)	(48,472.0)
Transfers of gold to pay expenses	(2,339.5)	(3,183.4)
Closing balance	651,729.9	808,581.0

Investment in gold
Opening balance	$1,048,326	$935,268
Creations	103,156	67,119
Redemptions	(295,298)	(60,954)
Realized gain on gold distributed for the redemption of Shares	10,805	2,048
Transfers of gold to pay expenses	(3,034)	(3,966)
Realized gain on gold transferred to pay expenses	171	99
Change in unrealized (loss) / gain on investment in gold	(90,360)	108,712
Closing balance	$773,766	$1,048,326

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

For the three months ended September 30, 2018 and 2017 the Sponsor’s Fee was $813,057 and $1,018,077, respectively.  For the nine months ended September 30, 2018 and 2017 the Sponsor’s Fee was $2,935,962 and $2,964,034, respectively.

At September 30, 2018 and at December 31, 2017, the fees payable to the Sponsor were $249,087 and $346,853, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2018 and 2017.

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

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.8. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date. During this period, no material subsequent events requiring adjustment to or disclosure in the financial statements were identified other than the following:

Effective October 1, 2018, the name of the Trust changed from ETFS Gold Trust to Aberdeen Standard Gold ETF Trust, and the name of the Shares issuable by the Trust changed from ETFS Physical Swiss Gold Shares to Aberdeen Standard Physical Swiss Gold Shares ETF.  In addition, the name of the Trust’s Sponsor changed from ETF Securities USA LLC to Aberdeen Standard Investments ETFs Sponsor LLC. In connection with the Trust’s name change, the Trust’s CUSIP number changed to 00326A104.

In October 2018, the SEC posted to the Federal Register their Final Rule Release No. 33-10532, Disclosure Update and Simplification Rule (the “Rule”) which has an effective date of November 5, 2018. The Sponsor has evaluated the effect that the Rule will have on the Trust’s 10-Q and has determined that the Rule will not have a significant impact on the presentation or disclosures in the Trust’s September 30, 2018 10-Q. The Sponsor has elected to forego the changes for the current interim reporting period, and will adopt the changes in the Trust’s 10-Q for the period ended March 31, 2019.

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

ABERDEEN STANDARD GOLD ETF TRUST

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

ABERDEEN STANDARD GOLD ETF TRUST

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities is conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

Recent Events

On September 20, 2018, the Sponsor entered into an Amendment to the Trust Agreement with the Trustee (the “DTA Amendment”), effective as of October 1, 2018. The DTA Amendment reflects the changed name of the Trust from ETFS Gold Trust to Aberdeen Standard Gold ETF Trust, the changed name of the Shares from ETFS Physical Swiss Gold Shares to Aberdeen Standard Physical Swiss Gold Shares ETF, and the changed name of the Sponsor from ETF Securities USA LLC to Aberdeen Standard Investments ETFs Sponsor LLC (collectively, the “Name Changes”). No other material changes to the Trust Agreement were made in connection with the Name Changes.

The Quarter Ended September 30, 2018

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $881,944,125 at June 30, 2018 to $773,517,380 at September 30, 2018, a 12.29% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, which fell 5.05% from $1,250.45 at June 30, 2018 to $1,187.25 at September 30, 2018 and a decrease in outstanding Shares, which fell from 7,300,000 Shares at June 30, 2018 to 6,750,000 Shares at September 30, 2018, a result of 550,000 Shares (11 Baskets) being redeemed. There were no baskets created during the quarter.

The NAV per Share decreased 5.14% from $120.81 at June 30, 2018 to $114.60 at September 30, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $813,057 for the quarter, or 0.39% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $121.92 at July 9, 2018 was the highest during the quarter, compared with a low of $113.79 at August 17, 2018.

The decrease in net assets from operations for the quarter ended September 30, 2018 was $43,935,736, resulting from a realized gain of $10,745 on the transfer of gold to pay expenses, a realized loss of $671,878 on gold distributed for the redemption of Shares, a change in unrealized loss on investment in gold of $42,461,546,  and the Sponsor’s Fee of $813,057. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2018.

The Nine Months Ended September 30, 2018

The Trust’s NAV decreased from $1,047,978,657 at December 31, 2017 to $773,517,380 at September 30, 2018, a 26.19% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares, which fell from 8,350,000 Shares at December 31, 2017 to 6,750,000 Shares at September 30, 2018, a result of 800,000 Shares (16 Baskets) being created and 2,400,000 Shares (48 Baskets) being redeemed during the period and a decrease in the price per ounce of gold, which fell 8.43% from $1,296.50 at December 31, 2017 to $1,187.25 at September 30, 2018.

The NAV per Share decreased 8.69% from $125.51 at December 31, 2017 to $114.60 at September 30, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $2,935,962 for the nine months ended September 30, 2018, or 0.39% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $131.13 at January 25, 2018 was the highest during the period, compared with a low of $113.79 at August 17, 2018.

The decrease in net assets from operations for the nine months ended September 30, 2018 was $82,318,822, resulting from a change in unrealized loss on investment of gold of $90,359,324, a realized gain of $171,222 on the transfer of gold to pay expenses, a realized gain of $10,805,242 on gold distributed for the redemption of Shares, and the Sponsor’s Fee of $2,935,962. Other than the Sponsor’s Fee, the Trust had no expenses during the nine months ended September 30, 2018.

ABERDEEN STANDARD GOLD ETF TRUST

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2018,  the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2018, the Trust’s disclosure controls and procedures were effective.

As discussed in Note 1 of the financial statements, effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to AAMI. While ownership of the Sponsor entity has changed, internal controls over financial reporting have been maintained throughout the Trust’s fiscal period ended September 30, 2018.  There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD GOLD ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2018:

0 Baskets were created.

11 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	gold per Share
July 2018	5	250,000	0.097
August 2018	4	200,000	0.097
September 2018	2	100,000	0.097
	11	550,000	0.097

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

ABERDEEN STANDARD GOLD ETF TRUST

Item 6. Exhibits

4.1	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8K on October 5, 2018.

10.1	Amendment to the Allocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8K on October 5, 2018.

10.2	Amendment to the Unallocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8K on October 5, 2018.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

ABERDEEN STANDARD GOLD ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC (FORMERLY, ETF SECURITIES USA LLC)

Date: November 9, 2018	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2018	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.