Form 10-K
period 2018-12-31
Aberdeen Standard Gold ETF Trust
filed 2019-02-28
CIK 1450923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34441

ABERDEEN STANDARD GOLD ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4587209
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor
New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(844)  383-7289

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Aberdeen Standard Physical Swiss Gold Shares ETF	NYSE Arca

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding held by non-affiliates of the registrant based upon the closing price of a share on June 29, 2018 as reported by the NYSE Arca, Inc. on that date: $883,081,000.

As of February 25, 2019,  Aberdeen Standard Gold ETF Trust has 7,250,000 Aberdeen Standard Physical Swiss Gold Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the Aberdeen Standard Gold ETF Trust (the “Trust”), formerly known as ETFS Gold Trust prior to October 1, 2018, is to own gold transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of gold bullion. The Trust was formed on September 1, 2009 when an initial deposit of gold was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”), formerly known as ETF Securities USA LLC prior to October 1, 2018. The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London Branch (the “Custodian”).

The Trust’s Shares at redeemable value decreased from $1,047,978,657 at December 31, 2017 to $846,715,993 at December 31, 2018, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 8,350,000 Shares at December 31, 2017 to 6,850,000 Shares at December 31, 2018.

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

The Sponsor of the registrant maintains an Internet website at www.aberdeenstandardetfs.us, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding gold bullion. The Shares offer an investment that:

•Is Easily Accessible. The Shares trade on the NYSE Arca and provide institutional and retail investors with indirect access to the gold bullion market. The Shares are bought and sold on the NYSE Arca like any other exchange-listed securities. The close of the NYSE Arca trading session is 4:00 p.m. New York time.

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

World Gold Supply and Demand 2008-2017 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the period from 2008 to 2017 and is based on information reported by GFMS, Thomson Reuters.

(tonnes)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Supply
Mine production	2,467	2,651	2,771	2,868	2,882	3,076	3,180	3,222	3,251	3,247
Scrap	1,388	1,765	1,743	1,698	1,700	1,303	1,159	1,180	1,306	1,210
Net Hedging Supply	(357)	(234)	(106)	18	(40)	(39)	108	21	32	(41)
Total Supply	3,498	4,182	4,408	4,584	4,542	4,340	4,447	4,423	4,589	4,416

Demand
Jewelry Fabrication	2,355	1,866	2,083	2,099	2,066	2,726	2,559	2,464	1,953	2,214
Industrial Fabrication	479	426	480	470	432	428	411	376	366	380
Electronics	334	295	346	342	310	306	297	267	264	277
Dental & Medical	56	53	48	43	39	36	34	32	30	29
Other Industrial	89	78	86	85	84	85	80	76	71	73
Net Official Sector	(235)	(34)	77	457	544	409	466	443	269	366
Retail Investment	939	866	1,263	1,617	1,407	1,871	1,162	1,160	1,043	1,028
Bars	667	562	946	1,248	1,057	1,444	886	875	786	780
Coins	272	304	317	369	350	426	276	284	257	248
Physical Demand	3,538	3,124	3,903	4,643	4,449	5,434	4,598	4,443	3,631	3,988

Physical Surplus/Deficit	(40)	1,058	505	(59)	93	(1,094)	(151)	(20)	958	428

ETF Inventory Build	321	623	384	189	279	(879)	(155)	(117)	539	177
Exchange Inventory Build	34	39	54	(6)	(10)	(98)	1	(48)	86	-
Net Balance	(395)	396	67	(242)	(176)	(117)	3	145	333	251

Source: GFMS Gold Survey 2018

The following are some of the main characteristics of the gold market illustrated by the table:

One factor which separates gold from other precious metals is that there are large above-ground stocks which can be quickly mobilized. As a result of gold’s liquidity, gold often acts more like a currency than a commodity.

Over the past ten years, (new) mine production of gold has experienced a modest rise of an average of 3.1% per annum. Of the three sources of supply, mine production accounts for 74% in 2017. Recycled gold volumes have ranged from 1,159  tonnes to 1,765 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand. However, jewelry’s contribution to demand has fallen from 60% in 2008 to 53% of demand in 2017. Industrial demand has been relatively constant, contributing between 9% to 12% of total demand. Exchange traded product inventory build had seen strong growth until 2009, rising approximately three-fold between 2005 and 2009, followed by outflows in 2013, 2014 and 2015 as the price of gold fell by a cumulative 30% between 2013 and 2015. During the 2013 price crash, retail coin and bar demand rose to at a 10-year high as retail investors, especially from China, were enticed by the falling prices. Investor inflows into ETFs returned in 2016 amid heightened market uncertainty and continued to see 177 tonnes of inflows in 2017.

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

The following chart illustrates the movements in the price of an ounce of gold in U.S. Dollars from December 2008 to December 2018:

The gold price tends to rise during periods of low real interest rates and high monetary expansion, as they are often associated with currency debasement and systemic financial failures. The decline in the U.S. Dollar against other currencies, a surge in investment demand in commodities as an asset class generally, and the low level of forward selling by mining companies have all contributed to the increase in the gold price between 2004 and 2011. The gold price peaked at US$1,900 per ounce in September 2011 as successive Euro leader summits, bailouts and bond stability funds failed to staunch both sovereign debt and banking sector solvency concerns in Europe. 2016 proved to be a stellar year for gold rising 8.4%, ending 3 years of negative price returns. Additionally, the trends of 3 years of investor outflows in global ETFs and net negative investor sentiment in gold futures positioning reversed in 2016 and continued through 2017. Low real interest rates, tepid economic growth, and rising policy uncertainty were key tailwinds for gold that sparked a return of investor interest. After rising 13.1% in 2017, gold prices fell 1.6% in 2018, closing at $1,282.45 per troy ounce.

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

The main centers of the OTC market are London, Zurich and New York. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small gold bars (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. Of the thirteen market-making members of the LBMA, six offer clearing services. There are a further 72 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are correct as of the date of this report. These numbers may change from time to time as new members are added and existing members drop out.

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

Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the gold market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York and other centers coincides with futures and options trading on the Commodity Exchange, Inc. (“COMEX”), a designated contract market within the CME Group. This period lasts for approximately four hours each New York business day morning.

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

The LBMA PM Gold Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of gold that clears the maximum amount of bids and offers for gold entered by order-submitting gold participants each day. The opening bid and subsequent bid prices are generated by an algorithm based method, and each auction is actively supervised by IBA staff.  There are currently 13 direct gold participants (Bank of China, Bank of Communications, Goldman Sachs, HSBC Bank USA NA, Industrial and Commercial Bank of China (ICBC), INTL FCStone, Jane Street Global Trading, LLC, JPMorgan Chase Bank, N.A. London Branch, Koch Supply and Trading LP, Morgan Stanley, Standard Chartered Bank, The Bank of Nova Scotia–ScotiaMocatta, and Toronto-Dominion Bank), and IBA uses ICE’s front-end system, WebICE, as the technology platform that allows direct participants as well as sponsored clients to manage their orders in the auction in real time via their own screens.

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

Futures Exchanges

The most significant gold futures exchanges are the COMEX and the Tokyo Commodity Exchange (“TOCOM”). The COMEX is the largest exchange in the world for trading precious metals futures and options and has been trading gold since 1974. The TOCOM has been trading gold since 1982. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the gold represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX trades gold futures almost continuously (with one short break in the evening) through its CME Globex electronic trading system and clears through its central clearing system. On June 6, 2003, TOCOM adopted a similar clearing system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

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

The U.S. Commodity Futures Trading Commission (“CFTC”) regulates trading in commodity contracts, such as futures, options and swaps.  In addition, under the Commodity Exchange Act of 1936 (“CEA”), the CFTC has jurisdiction to prosecute manipulation and fraud in any commodity (including precious metals) traded in interstate commerce as spot as well as deliverable forwards. The CFTC is the exclusive regulator of U.S. commodity exchanges and clearing houses.

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of gold bullion, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)). The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca, COMEX, and the London and Zurich bullion markets. While the Shares will trade on the NYSE Arca until 4:00 p.m. New York time, liquidity in the global gold market will be reduced after the close of the COMEX at 1:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

At the Evaluation Time, the Trustee values the Trust’s gold on the basis of that day’s LBMA PM Gold Price (the USD price for an ounce of gold set by the LBMA-authorized participating bullion banks or market makers in an electronic, tradable and auditable over-the-counter auction with the ability to participate in three currencies: USD, EUR and GBP, operated by IBA at approximately 3:00 p.m. London time, on each London business day and disseminated electronically by IBA to selected major market data vendors, such as Thomson Reuters and Bloomberg). If no LBMA PM Gold Price is made on such day or has not been announced by the Evaluation Time, the next most recent LBMA PM Gold Price determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA PM Gold Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s gold is not an appropriate basis for evaluation of the Trust’s gold, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA PM Gold Price or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s gold or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

Effective December 1, 2018, the Sponsor’s Fee accrues daily at an annualized rate equal to 0.17% of the ANAV of the Trust and is payable monthly in arrears. Prior to December 1, 2018, the Sponsor’s Fee accrued daily at an annualized rate equal to 0.39% of the ANAV of the Trust. The Sponsor’s Fee is paid by delivery of gold to an account maintained by the Custodian for the Sponsor on an unallocated basis. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee at its discretion for a stated period of time. Presently, the Sponsor does not intend to waive any of its fee.

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

The Sponsor’s Fee for the year ended December 31, 2018 was $3,567,948  (December 31, 2017: $3,997,282;  December 31, 2016: $3,924,259).

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

The Sponsor

The Sponsor is a Delaware limited liability company. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Standard Investments Inc. (“ASII”), formerly known as Aberdeen Asset Management Inc. prior to January 1, 2019, a Delaware corporation. As a result of the sale, ASII became the sole member of the Sponsor. ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc, which together with its affiliates and subsidiaries, is collectively referred to as “Aberdeen.” Aberdeen Standard Investments is a brand of the investment businesses of Standard Life Investments plc, its affiliates and subsidiaries. In the United States, Aberdeen Standard Investments is the marketing name for the following affiliated, registered investment advisers: Aberdeen Standard Investments Inc., Aberdeen Asset Managers Ltd., Aberdeen Standard Investments Australia Ltd., Aberdeen Standard Investments (Asia) Ltd., Aberdeen Capital Management, LLC, Aberdeen Standard Investments ETFs Advisors LLC and Standard Life Investments (Corporate Funds) Ltd.

The Sponsor’s office is located at c/o Aberdeen Standard Investments ETFs Sponsor LLC,  712 Fifth Avenue, 49th Floor, New York, NY 10019. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ASII, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

Name Changes

Effective October 1, 2018, the name of the Trust changed from the “ETFS Gold Trust” to the “Aberdeen Standard Gold ETF Trust”. In addition, effective October 1, 2018, the name of the Shares changed from “ETFS Physical Swiss Gold Shares” to “Aberdeen Standard Physical Swiss Gold Shares ETF”, and the name of the Sponsor changed from “ETF Securities USA LLC” to “Aberdeen Standard Investments ETFs Sponsor LLC”.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million. As of December 31, 2018, the Trustee was in compliance with these conditions.

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

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. Affiliates of the Trustee are subject to the same transaction fee as other Authorized Participants.

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

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. The Custodian and its affiliates are subject to the same transaction fee as other Authorized Participants.

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

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of May 11, 2018 and December 31, 2018.  On January 29, 2015, all gold held by the Zurich Sub-Custodian was transferred to the Custodian.  As no gold is currently held by the Zurich Sub-Custodian, the last inspection was conducted as of December 31, 2014.

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

The process of withdrawing gold from the Trust for a redemption of a Basket follows the same general procedure as for depositing gold with the Trust for a creation of a Basket, only in reverse. Each transfer of gold between the Trust Allocated Account and the Trust Unallocated Account connected with a creation or redemption of a Basket may result in a small amount of gold being held in the Trust Unallocated Account after the completion of the transfer. In making deposits and withdrawals between the Trust Allocated Account and the Trust Unallocated Account, the Custodian will use commercially reasonable efforts to minimize the amount of gold held in the Trust Unallocated Account as of the close of each business day.  See “Deposit of Gold; Issuance of Shares” and “Withdrawal of Gold and Redemption of Shares.”

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

Shareholders will be required to recognize a gain or loss upon a sale of gold by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Under the recently enacted Tax Cuts and Jobs Act (P.L. 115-97), miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

United States Information Reporting and Backup Withholding Tax for US and Non-US Shareholders

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

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the major gold markets. While the Shares trade on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for gold is reduced after the close of the major world gold markets, including London, Zurich and the COMEX. As a result, during this time, trading spreads, and the resulting premium or discount on the Shares, may widen.

A possible “short squeeze” due to a sudden increase in demand of Shares that largely exceeds supply may lead to price volatility in the Shares.

Investors may purchase Shares to hedge existing gold exposure or to speculate on the price of gold. Speculation on the price of gold may involve long and short exposures. To the extent aggregate short exposure exceeds the number of Shares available for purchase (for example, in the event that large redemption requests by Authorized Participants dramatically affect Share liquidity), investors with short exposure may have to pay a premium to repurchase Shares for delivery to Share lenders. Those repurchases may in turn, dramatically increase the price of the Shares until additional Shares are created through the creation process. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in Shares that are not directly correlated to the price of gold.

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

The historical methods of setting the prices of gold, silver, platinum and palladium have been the subject of litigation and regulatory investigations which remain pending.  Within the last five years, electronic auction methodologies have replaced the historical non-electronic auction methods of setting the prices of gold, silver, platinum and palladium. However, if there is a perception that the price setting mechanisms for gold, silver, platinum or palladium are susceptible to intentional disruption, or if the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix are not received with confidence by the markets, the behavior of investors and traders in gold, silver, platinum or palladium may reflect the lack of confidence and it may have an effect on the prices of these metals as reflected by the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix (and, consequently, the value of the Shares or their correlation with the prices of these metals), or could lead to less liquidity or greater price volatility for these metals and products that use these benchmark prices, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

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

 The amount of gold represented by each Share will decrease over the life of the Trust due to the recurring deliveries of gold necessary to pay the Sponsor’s Fee in-kind and potential sales of gold to pay in cash the Trust expenses not assumed by the Sponsor.  Without increases in the price of gold sufficient to compensate for that decrease, the price of the Shares will also decline proportionately over the life of the Trust.

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

A decrease in the amount of gold represented by each Share results in a decrease in each Share’s price even if the prices of gold does not change.  To retain the Share’s original price, the price of gold must increase.  Without that increase, the lesser amount of gold represented by the Share will have a correspondingly lower price.  If this increase does not occur, or is not sufficient to counter the lesser amount of gold represented by each Share, Shareholders will sustain losses on their investment in Shares.

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

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trust against the Custodian, the Zurich Sub-Custodian or any sub-custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s gold on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are the Bank of England, ICBC Standard Bank plc, The Bank of Nova Scotia – ScotiaMocatta, HSBC Bank plc, Malca-Amit SA Zurich, Union Bank of Switzerland (“UBS”) and Brinks Global Services Inc. and the Custodian may use other LBMA clearing members that provide bullion vaulting and clearing services to third parties. The Custodian has selected the Zurich Sub-Custodian, and the Zurich Sub-Custodian may maintain custody of all of the Trust’s allocated gold for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodian and any other sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s gold from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian and the Zurich Sub-Custodian. See “Custody of the Trust’s Gold” for more information about sub-custodians that may hold the Trust’s gold.

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

The Trust relies on the information and technology systems of the Trustee, the Custodian, the Marketing Agent and, to a lesser degree, the Sponsor, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on the Trust’s record keeping and operations.

The Custodian, the Trustee and the Marketing Agent depend upon information technology infrastructure, including network, hardware and software systems to conduct their business as it relates to the Trust. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in a loss of information and adversely impact their ability to conduct their business, including their business on behalf of the Trust. Despite implementation of network and other cybersecurity measures, their security measures may not be adequate to protect against all cybersecurity threats.

Uncertainty regarding the effects of Brexit could adversely affect the price of the Shares.

The ongoing negotiations surrounding the United Kingdom’s (“UK”) exit from the European Union (“EU”) (“Brexit”) have yet to provide clarity on what the outcome will be for the UK or Europe. The UK remains a member of the EU until the legally established departure date of March 29, 2019 and, until such date, all existing EU-derived laws and regulations continue to apply in the UK. Those laws may continue to apply for a transitional period, depending on whether a deal is struck and, if so, what that deal is. The unavoidable uncertainties and events related to Brexit could negatively affect taxes and costs of business; cause volatility in currency exchange rates, interest rates, and European, UK or worldwide political, regulatory, economic or market conditions; and contribute to instability in political institutions, regulatory agencies, and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the UK and EU is defined and the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on September 1, 2009 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol SGOL since its initial public offering on September 9, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2018 and 2017:

Fiscal Year Ended December 31, 2018: Quarter Ended
	High	Low
March 31, 2018	$131.40	$126.50
June 30, 2018	$131.00	$120.70
September 30, 2018	$121.56	$113.37
December 31, 2018	$123.68	$114.76

Fiscal Year Ended December 31, 2017: Quarter Ended
	High	Low
March 31, 2017	$122.06	$112.61
June 30, 2017	$125.54	$118.35
September 30, 2017	$130.79	$117.61
December 31, 2017	$126.33	$120.34

The number of outstanding Shares of the Trust as of February 25, 2019 was 7,250,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2018	$117.46	$113.37
September 2018	$116.57	$114.34
October 2018	$119.07	$114.76
November 2018	$119.00	$115.94
December 2018	$123.68	$118.73
January 1, 2019	$127.36	$123.51

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2018 and 2017:

Month	Total number of Shares redeemed	Average ounces of gold per Share
January 2018	-	-
February 2018	-	-
March 2018	-	-
April 2018	-	-
May 2018	-	-
June 2018	1,850,000	0.097
July 2018	250,000	0.097
August 2018	200,000	0.097
September 2018	100,000	0.097
October 2018	200,000	0.097
November 2018	-	-
December 2018	150,000	0.097
Total	2,750,000	0.097

Month	Total number of Shares redeemed	Average ounces of gold per Share
January 2017	-	-
February 2017	-	-
March 2017	50,000	0.097
April 2017	50,000	0.097
May 2017	-	-
June 2017	50,000	0.097
July 2017	150,000	0.097
August 2017	-	-
September 2017	-	-
October 2017	-	-
November 2017	-	-
December 2017	200,000	0.097
Total	500,000	0.097

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$846,835	$1,048,326	$935,268	$782,719	$940,011
Total (loss) / gain on gold	$(18,588)	$110,859	$53,946	$(105,033)	$(1,545)
Change in net assets from operations	$(22,156)	$106,862	$50,022	$(108,478)	$(5,711)
Weighted average number of Shares	7,719,863	8,386,986	8,250,683	7,770,959	8,578,219
Net (decrease) / increase in net assets per Share	$(2.87)	$12.74	$6.06	$(13.96)	$(0.67)
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

Introduction.

The Aberdeen Standard Gold ETF Trust (the “Trust”), formerly known as ETFS Gold Trust prior to October 1, 2018, is a trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and Aberdeen Standard Investments ETFs Sponsor LLC, the sponsor of the Trust (the “Sponsor”), formerly known as ETF Securities USA LLC prior to October 1, 2018. The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist of gold bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

The Trust issues and redeems Shares only in exchange for gold, only in aggregations of 50,000 or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution, that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc., Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “SGOL”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the net asset value (“NAV”) of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since inception:

NAV per Share vs. Gold Price from the September 9, 2009 (the Date of Inception) to December 31, 2018

195.00
185.00
175.00
165.00
155.00
145.00
135.00
125.00
115.00
105.00
95.00
9/9/2009
9/9/2010
9/9/2011
9/9/2012
9/9/2013
9/9/2014
9/9/2015
9/9/2016
9/9/2017
9/9/2018
1/10th ounce of gold
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

	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in 000's of US$)
Investment in gold - cost	786,969	983,748	979,403
Unrealized gain / (loss) on investment in gold	35,144	64,578	(44,135)
Investment in gold - fair value	$822,113	$1,048,326	$935,268

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

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of May 11, 2018 and December 31, 2018. On January 29, 2015, all gold held by the Zurich Sub-Custodian was transferred to the Custodian.  As no gold is currently held by the Zurich Sub-Custodian, the last inspection held at the Zurich Sub-Custodian’s premises was conducted as of December 31, 2014.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At December 31, 2018 and 2017 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in 000's of US$)
Total (loss) / gain on gold	$(18,588)	$110,859	$53,946
Change in net assets from operations	$(22,156)	$106,862	$50,022
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2018

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $1,047,978,657 at December 31, 2017 to $846,715,993 at December 31, 2018, a 19.20% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, which fell 1.15% from $1,296.50 at December 31, 2017 to $1,281.65 at December 31, 2018 and a decrease in outstanding Shares, which fell from 8,350,000 Shares at December 31, 2017 to 6,850,000 Shares at December 31, 2018, a result of 1,250,000 Shares (25 Baskets) being created and 2,750,000 Shares (55 Baskets) being redeemed during the year.

The NAV per Share decreased 1.51% from $125.51 at December 31, 2017 to $123.61 at December 31, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $3,567,948 for the year, or, effective December 1, 2018, 0.17% of the Trust’s assets on an annualized basis (0.39% prior to December 1, 2018).

The NAV per Share of $131.13 at January 25, 2018 was the highest during the year, compared with a low of $113.79 at August 17, 2018.

The decrease in net assets from operations for the year ended December 31, 2018 was $22,154,688, resulting from a realized gain of $158,980 on the transfer of gold to pay expenses and a realized gain of $10,687,359 on gold distributed for the redemption of Shares, offset by a change in unrealized loss on investment of gold of $29,433,079 and the Sponsor’s Fees of $3,567,948. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2018.

The year ended December 31, 2017

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year ended December 31, 2018
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$1,061	1,062	813	$632	$3,568
Total expenses	1,061	1,062	813	632	3,568

Net investment loss	(1,061)	(1,062)	(813)	(632)	(3,568)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on gold transferred to pay expenses	79	81	11	(12)	159
Realized (loss) / gain on gold distributed for the redemption of Shares	-	11,477	(672)	(118)	10,687
Change in unrealized gain / (loss) on investment in gold	21,446	(69,344)	(42,462)	60,926	(29,434)
Total gain / (loss) on gold	21,525	(57,786)	(43,123)	60,796	(18,588)

Change in net assets from operations	$20,464	$(58,848)	$(43,936)	$60,164	$(22,156)

Net increase / (decrease) in net assets per Share	$2.39	$(6.79)	$(6.29)	$9.01	$(2.87)

Weighted average number of Shares	8,572,222	8,665,934	6,990,217	6,679,891	7,719,863

Year ended December 31, 2017
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$959	$987	$1,018	$1,033	$3,997
Total expenses	959	987	1,018	1,033	3,997

Net investment loss	(959)	(987)	(1,018)	(1,033)	(3,997)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on gold transferred to pay expenses	(16)	27	36	52	99
Realized gain on gold distributed for the redemption of Shares	210	162	531	1,145	2,048
Change in unrealized gain / (loss) on investment in gold	69,391	(2,639)	32,238	9,722	108,712
Total gain / (loss) on gold	69,585	(2,450)	32,805	10,919	110,859

Change in net assets from operations	$68,626	$(3,437)	$31,787	$9,886	$106,862

Net increase / (decrease) in net assets per Share	$8.19	$(0.41)	$3.80	$1.17	$12.74

Weighted average number of Shares	8,383,333	8,371,429	8,371,739	8,421,196	8,386,986

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2018, the Trust’s disclosure controls and procedures were effective.

Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Standard Investments Inc. (“ASII”), formerly known as Aberdeen Asset Management Inc. While ownership of the Sponsor entity has changed, internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2018. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2018.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018.

Report of  Independent  Registered  Public  Accounting  Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Gold ETF Trust (formerly “ETFS Gold Trust”):

Opinion on Internal Control Over Financial Reporting

We have audited Aberdeen Standard Gold ETF Trust’s (the Trust) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2018 and 2017, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three-year period ended December 31, 2018, and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements and financial highlights.

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

/s/ KMPG LLP

New York, New York
February 27, 2019

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Christopher Demetriou – President and Chief Executive Officer

Mr. Demetriou is Chief Executive Officer – Americas for ASII. Mr. Demetriou is a member of the Group Executive Committee as well as several other committees within the organization. Mr. Demetriou is based in Philadelphia and is responsible for Aberdeen Standard Investments’ operations across North and South America. Mr. Demetriou previously held the position of Deputy Chief Executive Officer – Americas for ASII from December 2016 to April 2018, Chief Financial Officer – Americas from January 2016 to December 2016, and Head of Finance – Americas from June 2014 to January 2016. Mr. Demetriou joined ASII in June 2014, as a result of Aberdeen’s acquisition of SVG, a FTSE 250 private equity investor based in London. While at SVG, from June 2010 to June 2014, Mr. Demetriou was Group Financial Controller and Deputy Head of Strategy. Prior to joining SVG, Mr. Demetriou worked at Ernst and Young, specializing in Asset and Wealth Management audits and transactions. Mr. Demetriou is a Chartered Accountant and has a BA in Politics from the University of York in England.

Andrea Melia – Chief Financial Officer and Treasurer

Ms. Melia is Vice President and Head of Fund Operations, Traditional Assets – Americas for ASII. Ms. Melia has managed the fund administration team since joining ASII in September 2009. Prior to joining ASII, Ms. Melia was Director of fund administration and accounting oversight for Princeton Administrators LLC, a division of BlackRock Inc. and had worked with Princeton Administrators since 1992. Ms. Melia holds a BS in Accounting from University of Scranton and a MBA from Rider University.

As described under Item 1 above, ASII is the parent of the Sponsor.

 Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

There are no persons known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust.

Security Ownership of Management

Not applicable.

Change In Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP and Deloitte & Touche LLP for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Audit fees - KPMG	$66,500	$50,160
Audit related fees - KPMG	8,000	18,000
Audit related fees - Deloitte	-	6,000
	$74,500	$74,160

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158221 on September 1, 2009
4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018
4.1(c)	Second Amendment to the Depositary Trust Agreement effective December 1, 2018, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8K on December 6, 2018
4.2

Form of Authorized Participant Agreement, effective as of September 5, 2017, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Quarterly Report on Form 10K for the fiscal year ended December 31, 2011-Q for the quarter ended September 30, 2017.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158221 on September 1, 2009
10.1(a)	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158221 on September 1, 2009
10.1(b)	Amendment to the Allocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018
10.2(a)	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158221 on September 1, 2009
10.2(b)	Amendment to the Unallocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on October 5, 2018
10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158221 on September 1, 2009
10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158221 on September 1, 2009
10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective as of October 1, 2018
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

Item 16. Form 10-K Summary

Not applicable.

ABERDEEN STANDARD GOLD ETF TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Gold ETF Trust (formerly “ETFS Gold Trust”):

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Aberdeen Standard Gold ETF Trust (the “Trust”), including the schedules of investments, as of December 31, 2018 and 2017, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three‑year period ended December 31, 2018. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2018 and 2017, and the results of its operations and the changes in its net assets, for each of the years in the three‑year period ended December 31, 2018, and the financial highlights for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

New York, New York
February 27, 2019

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Assets and Liabilities
At December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: December 31, 2018: $786,969; December 31, 2017: $983,748)	$822,113	$1,048,326
Gold receivable	24,722	-
Total assets	846,835	1,048,326

LIABILITIES
Fees payable to Sponsor	119	347
Total liabilities	119	347

NET ASSETS (1)	$846,716	$1,047,979

(1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2018 were 6,850,000 and at December 31, 2017 were 8,350,000.  Net asset value per Share at December 31, 2018 was $123.61 and at December 31, 2017 was $125.51.

See Notes to the Financial Statements.

ABERDEEN STANDARD GOLD ETF TRUST

Schedules of Investments
At December 31, 2018 and 2017

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	641,449.1	$786,969	$822,113	97.09%
Total investment in gold	641,449.1	$786,969	$822,113	97.09%
Other assets less liabilities			24,603	2.91%
Net Assets			$846,716	100.00%

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	808,581.0	$983,748	$1,048,326	100.03%
Total investment in gold	808,581.0	$983,748	$1,048,326	100.03%
Less liabilities			(347)	(0.03)%
Net Assets			$1,047,979	100.00%

See Notes to the Financial Statements.

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Operations
For the years ended December 31, 2018, 2017 and 2016

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$3,568	$3,997	$3,924
Total expenses	3,568	3,997	3,924

Net investment loss	(3,568)	(3,997)	(3,924)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	159	99	113
Realized gain / (loss) on gold distributed for the redemption of Shares	10,687	2,048	(5,827)
Change in unrealized (loss) / gain on investment in gold	(29,434)	108,712	59,660
Total (loss) / gain on investment in gold	(18,588)	110,859	53,946

Change in net assets from operations	$(22,156)	$106,862	$50,022

Net (decrease) / increase in net assets per Share	$(2.87)	$12.74	$6.06

Weighted average number of Shares	7,719,863	8,386,986	8,250,683

See Notes to the Financial Statements.

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Changes in Net Assets
For the years ended December 31, 2018, 2017 and 2016

	Year Ended December 31, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	8,350,000	$1,047,979
Net investment loss		(3,568)
Realized gain on investment in gold		10,846
Change in unrealized loss on investment in gold		(29,434)
Creations	1,250,000	157,503
Redemptions	(2,750,000)	(336,610)
Closing balance at December 31, 2018	6,850,000	$846,716

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	8,300,000	$934,952
Net investment loss		(3,997)
Realized gain on investment in gold		2,147
Change in unrealized gain on investment in gold		108,712
Creations	550,000	67,119
Redemptions	(500,000)	(60,954)
Closing balance at December 31, 2017	8,350,000	$1,047,979

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	7,350,000	$761,731
Net investment loss		(3,924)
Realized gain on investment in gold		(5,714)
Change in unrealized gain on investment in gold		59,660
Change in unrealized loss on unsettled creations or redemptions		44
Creations	1,650,000	202,685
Redemptions	(700,000)	(79,530)
Closing balance at December 31, 2016	8,300,000	$934,952

See Notes to the Financial Statements.

ABERDEEN STANDARD GOLD ETF TRUST

Financial Highlights
For the years ended December 31, 2018, 2017 and 2016

	Year		Year	Year
	Ended		Ended	Ended
	December 31, 2018		December 31, 2017	December 31, 2016

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$125.51		$112.65	$103.64
Income from investment operations:
Net investment loss	(0.46)		(0.48)	(0.48)
Total realized and unrealized gains or losses on investment in gold	(1.44)		13.34	9.49
Change in net assets from operations	(1.90)		12.86	9.01

Net asset value per Share at end of period	$123.61		$125.51	$112.65

Weighted average number of Shares	7,719,863		8,386,986	8,250,683

Expense ratio	0.38%	(1)	0.39%	0.39%

Net investment loss ratio	(0.38)%		(0.39)%	(0.39)%

Total return, at net asset value	(1.51)%		11.42%	8.69%

(1) Effective December 1, 2018, the Sponsor's Fee accrues daily at an annualized rate of 0.17%. Prior to December 1, 2018, the Sponsor's Fee accrued at a daily annualized rate of 0.39%.

See Notes to the Financial Statements.

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements

1. Organization

The Aberdeen Standard Gold ETF Trust (the “Trust”), formerly known as ETFS Gold Trust prior to October 1, 2018, is an investment trust formed on September 1, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”), formerly known as ETF Securities USA LLC prior to October 1, 2018, and The Bank of New York Mellon as trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds gold bullion and issues Aberdeen Standard Physical Swiss Gold Shares ETF (the “Shares”),  formerly known as ETFS Physical Swiss Gold Shares prior to October 1, 2018, (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Standard Investments Inc. (“ASII”), formerly known as Aberdeen Asset Management Inc. prior to January 1, 2019, a Delaware corporation. As a result of the sale, ASII became the sole member of the Sponsor. ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

Prior to March 20, 2015, the fair value of gold was based on the London PM Fix.  The London PM Fix price for gold was set using the afternoon session of the twice daily fix of the price of gold by five market making members of the LBMA which occurred at approximately 3:00 p.m. London time, on each working day.  The London PM Fix was discontinued on March 19, 2015.

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

The investment in gold is classified as a level 2 asset, as the Trust’s investment in gold is calculated using primary market pricing sources supported by observable, verifiable inputs.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2018	December 31, 2017

Level 2
Investment in gold	$822,113	$1,048,326

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

ABERDEEN STANDARD GOLD ETF TRUST

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

ABERDEEN STANDARD GOLD ETF TRUST

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

2.6. Investment in Gold

Changes in ounces of gold and the respective values for the years ended December 31, 2018 and 2017 are as follows:

	Year	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2018	December 31, 2017
Ounces of gold
Opening balance	808,581.0	806,891.3
Creations	101,505.5	53,345.1
Redemptions	(265,666.8)	(48,472.0)
Transfers of gold to pay expenses	(2,970.6)	(3,183.4)
Closing balance	641,449.1	808,581.0

Investment in gold
Opening balance	$1,048,326	$935,268
Creations	132,781	67,119
Redemptions	(336,610)	(60,954)
Realized gain on gold distributed for the redemption of Shares	10,687	2,048
Transfers of gold to pay expenses	(3,796)	(3,966)
Realized gain on gold transferred to pay expenses	159	99
Change in unrealized (loss) / gain on investment in gold	(29,434)	108,712
Closing balance	$822,113	$1,048,326

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements

2.7. Expenses / Realized Gains / Losses

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of gold to the Sponsor.

The Trust will transfer gold to the Sponsor to pay the Sponsor’s Fee that, effective December 1, 2018, accrues daily at an annualized rate equal to 0.17% of the adjusted daily NAV of the Trust, paid monthly in arrears.    Prior to December 1, 2018, the Sponsor’s Fee accrued at an annualized rate equal to 0.39% of the adjusted daily NAV of the Trust.

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

For the year ended December 31, 2018, the Sponsor’s Fee was $3,567,948  (December 31, 2017: $3,997,282;  December 31, 2016:  $3,924,259).

At December 31, 2018, the fees payable to the Sponsor were $119,052 (December 31, 2017: $346,853).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold.  Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2018, 2017 and 2016.

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

ABERDEEN STANDARD GOLD ETF TRUST

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

ABERDEEN STANDARD GOLD ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFs SPONSOR LLC
(FORMERLY, ETF SECURITIES USA LLC)

Date:	February 27, 2019	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 27, 2019	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.