Form 10-Q
period 2019-03-31
Aberdeen Standard Gold ETF Trust
filed 2019-05-09
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Swiss Gold Shares ETF	SGOL	NYSE Arca

As of May 6, 2019,  Aberdeen Standard Gold ETF Trust had 6,850,000 Aberdeen Standard Physical Swiss Gold Shares ETF outstanding.

ABERDEEN STANDARD GOLD ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

ABERDEEN STANDARD GOLD ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At March 31, 2019 (Unaudited) and December 31, 2018

	March 31, 2019	December 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: March 31, 2019: $837,794; December 31, 2018: $786,969)	$880,547	$822,113
Gold receivable	-	24,722
Total assets	880,547	846,835

LIABILITIES
Fees payable to Sponsor	130	119
Total liabilities	130	119

NET ASSETS (1)	$880,417	$846,716

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2019 were 7,050,000 and at December 31, 2018 were 6,850,000.  Net asset values per Share at March 31, 2019 and December 31, 2018 were $124.88 and $123.61, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Schedules of Investments
At March 31, 2019  (Unaudited) and December 31, 2018

	March 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	679,748.8	$837,794	$880,547	100.01%
Total investment in gold	679,748.8	$837,794	$880,547	100.01%
Liabilities in excess of other assets			(130)	(0.01)%
Net Assets			$880,417	100.00%

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	641,449.1	$786,969	$822,113	97.09%
Total investment in gold	641,449.1	$786,969	$822,113	97.09%
Other assets less liabilities			24,603	2.91%
Net Assets			$846,716	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Operations (Unaudited)
For the three months ended March 31, 2019 and 2018

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$373	$1,061
Total expenses	373	1,061

Net investment loss	(373)	(1,061)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	19	79
Realized gain on gold distributed for the redemption of Shares	1,430	-
Change in unrealized gain on investment in gold	7,609	21,446
Total gain on investment in gold	9,058	21,525

Change in net assets from operations	$8,685	$20,464

Net increase in net assets per Share	$1.22	$2.39

Weighted average number of Shares	7,091,111	8,572,222

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2019 and 2018

	Three Months Ended March 31, 2019
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2019	6,850,000	$846,716
Net investment loss		(373)
Realized gain on investment in gold		1,449
Change in unrealized gain on investment in gold		7,609
Creations	400,000	50,211
Redemptions	(200,000)	(25,195)
Closing balance at March 31, 2019	7,050,000	$880,417

	Three Months Ended March 31, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	8,350,000	1,047,979
Net investment loss		(1,061)
Realized gain on investment in gold		79
Change in unrealized gain on investment in gold		21,446
Creations	450,000	58,226
Redemptions	-	-
Closing balance at March 31, 2018	8,800,000	$1,126,669

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2019 and 2018

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$123.61	$125.51
Income from investment operations:
Net investment loss	(0.05)	(0.12)
Total realized and unrealized gains or losses on investment in gold	1.32	2.64
Change in net assets from operations	1.27	2.52

Net asset value per Share at end of period	$124.88	$128.03

Weighted average number of Shares	7,091,111	8,572,222

Expense ratio (1)	0.17%	0.39%

Net investment loss ratio (1)	(0.17)%	(0.39)%

Total return, at net asset value (2)	1.03%	2.01%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

1. Organization

The Aberdeen Standard Gold ETF Trust (the “Trust”) is an investment trust formed on September 1, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds gold bullion and issues Aberdeen Standard Physical Swiss Gold Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”).  ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the gold market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2019 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year.

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

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

2.2. Valuation of Gold

The Trust follows the provisions of ASC 820, Fair Value Measurement (“ASC 820”). ASC 820 provides guidance for determining fair value and requires disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Custodian’s Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of the Zurich Sub-Custodian, UBS AG, and is recorded at fair value. At March 31, 2019, no gold was held by UBS AG.  The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of gold transferred.

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

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2019	December 31, 2018

Level 2
Investment in gold	$880,547	$822,113

There were no transfers between levels during the three months ended March 31, 2019 or the year ended December 31, 2018.

2.3. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally,  ownership of gold is transferred within two business days of the trade date.  At March 31, 2019,  the Trust had no gold receivable or payable for the creation or redemption of Shares.  At December 31, 2018, the Trust had $24,721,639 of gold receivable for the creation of Shares.

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. The typical settlement period for Shares is two business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When gold is exchanged in settlement of a redemption, it is considered a sale of gold for financial statement purposes.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2019 and December 31, 2018.

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.6. Investment in Gold

Changes in ounces of gold and their respective values for the three months ended March 31, 2019 and 2018 are set out below:

	Three Months	Three Months
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2019	March 31, 2018
Ounces of gold
Opening balance	641,449.1	808,581.0
Creations	57,861.3	43,540.1
Redemptions	(19,281.9)	-
Transfers of gold to pay expenses	(279.7)	(784.8)
Closing balance	679,748.8	851,336.3

Investment in gold
Opening balance	$822,113	$1,048,326
Creations	74,933	58,226
Redemptions	(25,195)	-
Realized gain on gold distributed for the redemption of Shares	1,430	-
Transfers of gold to pay expenses	(362)	(1,035)
Realized gain on gold transferred to pay expenses	19	79
Change in unrealized gain on investment in gold	7,609	21,446
Closing balance	$880,547	$1,127,042

2.7. Expenses / Realized Gains / Losses

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of gold to the Sponsor.

The Trust will transfer gold to the Sponsor to pay the Sponsor’s Fee that, effective December 1, 2018, accrues daily at an annualized rate equal to 0.17% of the adjusted net asset value (“ANAV”) of the Trust, paid monthly in arrears. Prior to December 1, 2018, the Sponsor’s Fee accrued at an annualized rate of 0.39% of the ANAV of the Trust.

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

For the three months ended March 31, 2019 and 2018 the Sponsor’s Fee was $373,202 and $1,061,160, respectively.

At March 31, 2019 and at December 31, 2018, the fees payable to the Sponsor were $129,448 and $119,052, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2019 and 2018.

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

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

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

2.9 Recent Accounting Pronouncements

In October 2018, the SEC posted to the Federal Register their Final Rule Release No. 33-10532, Disclosure Update and Simplification Rule (the “Rule”) which had an effective date of November 5, 2018. The Sponsor has adopted the changes which align the time period presented for the current and comparative periods in the Statement of Changes in Net Assets and Note 2.6 in the Notes to the Financial Statements in the Trust’s Form 10-Q for the period ended March 31, 2019.

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

The Quarter Ended March 31, 2019

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $846,715,993 at December 31, 2018 to $880,417,280 at March 31, 2019, a 3.98% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 1.07% from $1,281.65 at December 31, 2018 to $1,295.40 at March 31, 2019 and an increase in outstanding Shares, which rose from 6,850,000 Shares at December 31, 2018 to 7,050,000 Shares at March 31, 2019, a result of 400,000 Shares (8 Baskets) being created and 200,000 Shares (4 Baskets) being redeemed.

The NAV per Share increased 1.03% from $123.61 at December 31, 2018 to $124.88 at March 31, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $373,202 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $129.57 at February 20, 2019 was the highest during the quarter, compared with a low of $123.42 at January 23, 2019.

The increase in net assets from operations for the quarter ended March 31, 2019 was $8,684,877, resulting from a realized gain of $18,686 on the transfer of gold to pay expenses, a realized gain of $1,430,146 on gold distributed for the redemption of Shares, and a change in unrealized gain on investment in gold of $7,609,247,  offset by the Sponsor’s Fee of $373,202. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2019.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2019,  the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2019, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD GOLD ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2019:

8 Baskets were created.

4 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	gold per Share
January 2019	-	-	-
February 2019	-	-	-
March 2019	4	200,000	0.096
	4	200,000	0.096

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

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: May 9, 2019	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.