Form 10-Q
period 2019-06-30
Aberdeen Standard Gold ETF Trust
filed 2019-08-09
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(844) 383-7289

(Registrant's telephone number, including area code)

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Gold Shares ETF	SGOL	NYSE Arca

As of August 6, 2019, Aberdeen Standard Gold ETF Trust had 7,050,000 Aberdeen Standard Physical Gold Shares ETF outstanding.

ABERDEEN STANDARD GOLD ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

ABERDEEN STANDARD GOLD ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At June 30, 2019 (Unaudited) and December 31, 2018

	June 30, 2019	December 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: June 30, 2019: $821,324; December 31, 2018: $786,969)	$936,983	$822,113
Gold receivable	-	24,722
Total assets	936,983	846,835

LIABILITIES
Fees payable to Sponsor	130	119
Total liabilities	130	119

NET ASSETS (1)	$936,853	$846,716

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2019 were 6,900,000 and at December 31, 2018 were 6,850,000. Net asset values per Share at June 30, 2019 and December 31, 2018 were $135.78 and $123.61, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Schedules of Investments
At June 30, 2019 (Unaudited) and December 31, 2018

	June 30, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	664,998.4	$821,324	$936,983	100.01%
Total investment in gold	664,998.4	$821,324	$936,983	100.01%
Liabilities			(130)	(0.01)%
Net Assets			$936,853	100.00%

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	641,449.1	$786,969	$822,113	97.09%
Total investment in gold	641,449.1	$786,969	$822,113	97.09%
Other assets less liabilities			24,603	2.91%
Net Assets			$846,716	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Operations (Unaudited)
For the three and six months ended June 30, 2019 and 2018

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$374	$1,062	$747	$2,123
Total expenses	374	1,062	747	2,123

Net investment loss	(374)	(1,062)	(747)	(2,123)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	17	81	36	160
Realized gain on gold distributed for the redemption of Shares	1,341	11,477	2,771	11,477
Change in unrealized gain / (loss) on investment in gold	72,906	(69,344)	80,515	(47,898)
Total gain / (loss) on investment in gold	74,264	(57,786)	83,322	(36,261)

Change in net assets from operations	$73,890	$(58,848)	$82,575	$(38,384)

Net increase / (decrease) in net assets per Share	$10.74	$(6.79)	$11.82	$(4.45)

Weighted average number of Shares	6,880,220	8,665,934	6,985,083	8,619,337

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2019 and 2018

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	7,050,000	$880,417	8,800,000	$1,126,669
Net investment loss		(374)		(1,062)
Realized gain on investment in gold		1,358		11,558
Change in unrealized gain / (loss) on investment in gold		72,906		(69,344)
Creations	150,000	19,528	350,000	44,930
Redemptions	(300,000)	(36,982)	(1,850,000)	(230,807)
Closing balance	6,900,000	$936,853	7,300,000	$881,944

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	6,850,000	$846,716	8,350,000	$1,047,979
Net investment loss		(747)		(2,123)
Realized gain on investment in gold		2,807		11,637
Change in unrealized gain / (loss) on investment in gold		80,515		(47,898)
Creations	550,000	69,739	800,000	103,156
Redemptions	(500,000)	(62,177)	(1,850,000)	(230,807)
Closing balance	6,900,000	$936,853	7,300,000	$881,944

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Financial Highlights (Unaudited)
For the three and six months ended June 30, 2019 and 2018

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$124.88	$128.03	$123.61	$125.51
Income from investment operations:
Net investment loss	(0.05)	(0.12)	(0.11)	(0.25)
Total realized and unrealized gains or losses on investment in gold	10.95	(7.10)	12.28	(4.45)
Change in net assets from operations	10.90	(7.22)	12.17	(4.70)

Net asset value per Share at end of period	$135.78	$120.81	$135.78	$120.81

Weighted average number of Shares	6,880,220	8,665,934	6,985,083	8,619,337

Expense ratio (1)	0.17%	0.39%	0.17%	0.39%

Net investment loss ratio (1)	(0.17)%	(0.39)%	(0.17)%	(0.39)%

Total return, at net asset value (2)	8.73%	(5.64)%	9.85%	(3.74)%

(1)Annualized for periods of less than one year.

(2)Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

1. Organization

The Aberdeen Standard Gold ETF Trust (the “Trust”) is an investment trust formed on September 1, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds gold bullion and issues Aberdeen Standard Physical Gold Shares ETF (“Shares”), formerly known as Aberdeen Standard Physical Swiss Gold Shares ETF prior to the close of business on June 20, 2019, in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the gold market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the six months ended June 30, 2019 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year.

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

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Custodian’s Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of the Zurich Sub-Custodian, UBS AG, and is recorded at fair value. Effective as of the close of business June 20, 2019, the Sponsor approved the addition of London, England as a location where the Custodian may custody allocated gold bullion deposited with and held by the Trust. At June 30, 2019, no gold was held by UBS AG. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of gold transferred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2019	December 31, 2018

Level 2
Investment in gold	$936,983	$822,113

There were no transfers between levels during the six months ended June 30, 2019 or the year ended December 31, 2018.

2.3. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within two business days of the trade date. At June 30, 2019, the Trust had no gold receivable or payable for the creation or redemption of Shares. At December 31, 2018, the Trust had $24,721,639 of gold receivable for the creation of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2019 and December 31, 2018.

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.6. Investment in Gold

Changes in ounces of gold and their respective values for the three and six months ended June 30, 2019 and 2018 are set out below:

	Three Months Ended	Three Months Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2019	June 30, 2018
Ounces of gold
Opening balance	679,748.8	851,336.3
Creations	14,455.7	33,845.0
Redemptions	(28,917.1)	(178,781.0)
Transfers of gold to pay expenses	(289.1)	(281.4)
Closing balance	664,998.4	706,118.9

Investment in gold
Opening balance	$880,547	$1,127,042
Creations	19,528	44,930
Redemptions	(36,982)	(230,807)
Realized gain on gold distributed for the redemption of Shares	1,341	11,477
Transfers of gold to pay expenses	(374)	(412)
Realized gain on gold transferred to pay expenses	17	81
Change in unrealized gain / (loss) on investment in gold	72,906	(69,344)
Closing balance	$936,983	$882,967

	Six Months Ended	Six Months
(Amounts in 000's of US$, except for ounces data)	June 30, 2019	June 30, 2018
Ounces of gold
Opening balance	641,449.1	808,581.0
Creations	72,317.1	77,385.1
Redemptions	(48,199.0)	(178,781.0)
Transfers of gold to pay expenses	(568.8)	(1,066.2)
Closing balance	664,998.4	706,118.9

Investment in gold
Opening balance	$822,113	$1,048,326
Creations	94,460	103,156
Redemptions	(62,177)	(230,807)
Realized gain on gold distributed for the redemption of Shares	2,771	11,477
Transfers of gold to pay expenses	(735)	(1,447)
Realized gain on gold transferred to pay expenses	36	160
Change in unrealized gain / (loss) on investment in gold	80,515	(47,898)
Closing balance	$936,983	$882,967

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

For the three months ended June 30, 2019 and 2018, the Sponsor’s Fee was $373,526 and $1,061,745, respectively. For the six months ended June 30, 2019 and 2018, the Sponsor’s Fee was $746,728 and $2,122,905, respectively.

At June 30, 2019 and at December 31, 2018, the fees payable to the Sponsor were $129,949 and $119,052, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2019 and 2018.

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

2.9 Recent Accounting Pronouncements

In October 2018, the SEC posted to the Federal Register their Final Rule Release No. 33-10532, Disclosure Update and Simplification Rule (the “Rule”) which had an effective date of November 5, 2018. The Sponsor has adopted the changes which align the time period presented for the current and comparative periods in the Statement of Operations, Statement of Changes in Net Assets and Note 2.6 in the Notes to the Financial Statements in the Trust’s Form 10-Q for the period ended June 30, 2019.

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

Recent Events

On June 11, 2019, the Sponsor entered into an amendment to the Depositary Trust Agreement with the Trustee, effective as of the close of business on June 20, 2019, to reflect (1) the addition of London, England as a location where the Custodian may custody allocated gold bullion deposited with and held by the Trust (the “London Custody Addition”), and (2) the change in the name of the Shares to remove the reference to “Swiss” (the “Name Change”), as follows:

Old Name of Shares of Trust	New Name of Shares of Trust
Aberdeen Standard Physical Swiss Gold Shares ETF	Aberdeen Standard Physical Gold Shares ETF

On June 11, 2019, the Trustee entered into an amendment to the Allocated Account Agreement and Unallocated Account Agreement with the Custodian, effective as of the close of business on June 20, 2019, to reflect the London Custody Addition and the Name Change.

The Quarter Ended June 30, 2019

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $880,417,280 at March 31, 2019 to $936,852,898 at June 30, 2019, a 6.41% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an an increase in the price per ounce of gold, which rose 8.77% from $1,295.40 at March 31, 2019 to $1,409.00 at June 30, 2019. There was a decrease in outstanding Shares, which fell from 7,050,000 Shares at March 31, 2019 to 6,900,000 Shares at June 30, 2019, as a result of 150,000 Shares (3 Baskets) being created and 300,000 Shares (6 Baskets) being redeemed.

The NAV per Share increased 8.73% from $124.88 at March 31, 2019 to $135.78 at June 30, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $373,526 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $137.94 at June 25, 2019 was the highest during the quarter, compared with a low of $122.37 at April 23, 2019.

The increase in net assets from operations for the quarter ended June 30, 2019 was $73,890,182, resulting from a realized gain of $16,744 on the transfer of gold to pay expenses, a realized gain of $1,341,145 on gold distributed for the redemption of Shares, and a change in unrealized gain on investment in gold of $72,905,819, offset by the Sponsor’s Fee of $373,526. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2019.

The Six Months Ended June 30, 2019

The Trust’s NAV increased from $846,715,993 at December 31, 2018 to $936,852,898 at June 30, 2019, a 10.65% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 9.94% from $1,281.65 at December 31, 2018 to $1,409.00 at June 30, 2019 and an increase in outstanding Shares which rose from 6,850,000 Shares at December 31, 2018 to 6,900,000 Shares at June 30, 2019, a result of 550,000 Shares (11 Baskets) being created and 500,000 Shares (10 Baskets) being redeemed during the period.

The NAV per Share increased 9.85% from $123.61 at December 31, 2018 to $135.78 at June 30, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $746,728 for the six months ended June 30, 2019, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $137.94 at June 25, 2019 was the highest during the period, compared with a low of $122.37 at April 23, 2019.

The increase in net assets from operations for the six months ended June 30, 2019 was $82,575,059, resulting from a change in unrealized gain on investment of gold of $80,515,066, a realized gain of $35,430 on the transfer of gold to pay expenses, and a realized gain of $2,771,291 on gold distributed for the redemption of Shares, offset by the Sponsor’s Fee of $746,728. Other than the Sponsor’s Fee, the Trust had no expenses during the six months ended June 30, 2019.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2019, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2019, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD GOLD ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2019:

3 Baskets were created.

6 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	gold per Share
April 2019	2	100,000	0.096
May 2019	4	200,000	0.096
June 2019	-	-	-
	6	300,000	0.096

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ABERDEEN STANDARD GOLD ETF TRUST

Item 6. Exhibits

4.1	Third Amendment to the Depositary Trust Agreement dated June 11, 2019, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8K on June 13, 2019

10.1

Amendment to the Allocated Account Agreement and Unallocated Account Agreement dated June 11, 2019, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on June 13, 2019

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

ABERDEEN STANDARD GOLD ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: August 8, 2019	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.