Form 10-Q
period 2019-09-30
Aberdeen Standard Gold ETF Trust
filed 2019-11-08
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Yes ☐ No ☒

As of November 6, 2019, Aberdeen Standard Gold ETF Trust had 82,400,000 Aberdeen Standard Physical Gold Shares ETF outstanding.

ABERDEEN STANDARD GOLD ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

ABERDEEN STANDARD GOLD ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2019 (Unaudited) and December 31, 2018

	September 30, 2019	December 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: September 30, 2019: $910,887; December 31, 2018: $786,969)	$1,073,154	$822,113
Gold receivable	-	24,722
Total assets	1,073,154	846,835

LIABILITIES
Fees payable to Sponsor	152	119
Total liabilities	152	119

NET ASSETS (1)	$1,073,002	$846,716

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2019 were 7,500,000 and at December 31, 2018 were 6,850,000. Net asset values per Share at September 30, 2019 and December 31, 2018 were $143.07 and $123.61, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Schedules of Investments
At September 30, 2019 (Unaudited) and December 31, 2018

	September 30, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	722,516.2	$910,887	$1,073,154	100.01%
Total investment in gold	722,516.2	$910,887	$1,073,154	100.01%
Liabilities			(152)	(0.01)%
Net Assets			$1,073,002	100.00%

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	641,449.1	$786,969	$822,113	97.09%
Total investment in gold	641,449.1	$786,969	$822,113	97.09%
Other assets less liabilities			24,603	2.91%
Net Assets			$846,716	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2019 and 2018

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$434	$813	$1,181	$2,936
Total expenses	434	813	1,181	2,936

Net investment loss	(434)	(813)	(1,181)	(2,936)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	52	11	88	171
Realized gain / (loss) on gold distributed for the redemption of Shares	3,508	(672)	6,279	10,805
Change in unrealized gain / (loss) on investment in gold	46,608	(42,462)	127,123	(90,360)
Total gain / (loss) on investment in gold	50,168	(43,123)	133,490	(79,384)

Change in net assets from operations	$49,734	$(43,936)	$132,309	$(82,320)

Net increase / (decrease) in net assets per Share	$6.85	$(6.29)	$18.70	$(10.20)

Weighted average number of Shares	7,255,978	6,990,217	7,076,374	8,070,330

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2019 and 2018

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	6,900,000	$936,853	7,300,000	$881,944
Net investment loss		(434)		(813)
Realized gain on investment in gold		3,560		(661)
Change in unrealized gain / (loss) on investment in gold		46,608		(42,462)
Creations	750,000	108,139	-	-
Redemptions	(150,000)	(21,724)	(550,000)	(64,491)
Closing balance	7,500,000	$1,073,002	6,750,000	$773,517

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	6,850,000	$846,716	8,350,000	$1,047,979
Net investment loss		(1,181)		(2,936)
Realized gain on investment in gold		6,367		10,976
Change in unrealized gain / (loss) on investment in gold		127,123		(90,360)
Creations	1,300,000	177,878	800,000	103,156
Redemptions	(650,000)	(83,901)	(2,400,000)	(295,298)
Closing balance	7,500,000	$1,073,002	6,750,000	$773,517

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Financial Highlights (Unaudited)
For the three and nine months ended September 30, 2019 and 2018

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$135.78	$120.81	$123.61	$125.51
Income from investment operations:
Net investment loss	(0.06)	(0.11)	(0.17)	(0.36)
Total realized and unrealized gains or losses on investment in gold	7.35	(6.10)	19.63	(10.55)
Change in net assets from operations	7.29	(6.21)	19.46	(10.91)

Net asset value per Share at end of period	$143.07	$114.60	$143.07	$114.60

Weighted average number of Shares	7,255,978	6,990,217	7,076,374	8,070,330

Expense ratio (1)	0.17%	0.39%	0.17%	0.39%

Net investment loss ratio (1)	(0.17)%	(0.39)%	(0.17)%	(0.39)%

Total return, at net asset value (2)	5.37%	(5.14)%	15.74%	(8.69)%

(1)Annualized for periods of less than one year.

(2)Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

1. Organization

The Aberdeen Standard Gold ETF Trust (the “Trust”) is an investment trust formed on September 1, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds gold bullion and issues Aberdeen Standard Physical Gold Shares ETF (“Shares”) in minimum blocks of Shares (also referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. Prior to November 4, 2019, the number of Shares that constituted as Basket was 50,000 Shares. Effective November 4, 2019, the Basket size was increased to 100,000 Shares. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the gold market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the nine months ended September 30, 2019 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year.

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

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Custodian’s Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of the Zurich Sub-Custodian, UBS AG, and is recorded at fair value. Effective as of the close of business June 20, 2019, the Sponsor approved the addition of London, England as a location where the Custodian may custody allocated gold bullion deposited with and held by the Trust. At September 30, 2019, no gold was held by UBS AG. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of gold transferred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2019	December 31, 2018

Level 2
Investment in gold	$1,073,154	$822,113

There were no transfers between levels during the nine months ended September 30, 2019 or the year ended December 31, 2018.

2.3. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within two business days of the trade date. At September 30, 2019, the Trust had no gold receivable or payable for the creation or redemption of Shares. At December 31, 2018, the Trust had $24,721,639 of gold receivable for the creation of Shares.

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.4. Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 100,000 Shares effective November 4, 2019. Prior to November 4, 2019, the number of Shares that constituted a Basket was 50,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in The Depository Trust Company; (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor; and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other gold bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the gold and any cash required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated gold account, either loco London or loco Zurich, established with the Custodian or a gold bullion clearing bank by an Authorized Participant.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2019 and December 31, 2018.

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.6. Investment in Gold

Changes in ounces of gold and their respective values for the three and nine months ended September 30, 2019 and 2018 are set out below:

	Three Months Ended	Three Months Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2019	September 30, 2018
Ounces of gold
Opening balance	664,998.4	706,118.9
Creations	72,256.6	-
Redemptions	(14,449.1)	(53,115.7)
Transfers of gold to pay expenses	(289.7)	(1,273.3)
Closing balance	722,516.2	651,729.9

Investment in gold
Opening balance	$936,983	$882,967
Creations	108,140	-
Redemptions	(21,724)	(64,491)
Realized gain / (loss) on gold distributed for the redemption of Shares	3,508	(672)
Transfers of gold to pay expenses	(413)	(1,587)
Realized gain on gold transferred to pay expenses	52	11
Change in unrealized gain / (loss) on investment in gold	46,608	(42,462)
Closing balance	$1,073,154	$773,766

	Nine Months Ended	Nine Months Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2019	September 30, 2018
Ounces of gold
Opening balance	641,449.1	808,581.0
Creations	144,573.7	77,385.1
Redemptions	(62,648.1)	(231,896.7)
Transfers of gold to pay expenses	(858.5)	(2,339.5)
Closing balance	722,516.2	651,729.9

Investment in gold
Opening balance	$822,113	$1,048,326
Creations	177,878	103,156
Redemptions	(83,901)	(295,298)
Settlement of gold receivable	24,722
Realized gain on gold distributed for the redemption of Shares	6,279	10,805
Transfers of gold to pay expenses	(1,148)	(3,034)
Realized gain on gold transferred to pay expenses	88	171
Change in unrealized gain / (loss) on investment in gold	127,123	(90,360)
Closing balance	$1,073,154	$773,766

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

For the three months ended September 30, 2019 and 2018, the Sponsor’s Fee was $434,586 and $813,057, respectively. For the nine months ended September 30, 2019 and 2018, the Sponsor’s Fee was $1,181,314 and $2,935,962, respectively.

At September 30, 2019 and at December 31, 2018, the fees payable to the Sponsor were $151,566 and $119,052, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2019 and 2018.

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

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.8. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date. During this period, no material subsequent events requiring adjustment to or disclosure in the financial statements were identified, other than noted below.

On October 11, 2019, the Sponsor announced a 10-for-1 forward share split (the “Split”) of the Shares issued by the Trust.

The Split applied to shareholders of record as of the close of the markets on October 31, 2019, and was paid after the close of the markets on November 1, 2019. The post-Split Shares began trading at their post-Split prices on November 4, 2019. The ticker symbol and CUSIP number for the Shares did not change.

The Split decreased the price per Share, with a proportionate increase in the number of Shares outstanding. Eligible Shareholders received 10 post-Split Shares for every Share held of record as of the close of the markets on October 31, 2019, priced at one-tenth the net asset value (“NAV”) of a pre-Split Share.

In conjunction with the Split, effective November 4, 2019, the number of Shares in a block that constitute a Basket for the purpose of creations and redemptions of Shares increased from 50,000 Shares to 100,000 Shares.

2.9 Recent Accounting Pronouncements

In October 2018, the SEC posted to the Federal Register their Final Rule Release No. 33-10532, Disclosure Update and Simplification Rule (the “Rule”) which had an effective date of November 5, 2018. The Sponsor has adopted the changes which align the time period presented for the current and comparative periods in the Statement of Operations, Statement of Changes in Net Assets and Note 2.6 in the Notes to the Financial Statements in the Trust’s Form 10-Q for the period ended September 30, 2019.

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

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold and only in aggregations of 100,000 Shares, effective November 4, 2019, or integral multiples thereof. Prior to November 4, 2019, the Trust issued and redeemed Shares in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee.

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

Recent Events

On October 11, 2019, the Sponsor announced a 10-for-1 forward share split (the “Split”) of the Shares issued by the Trust.

The Split applied to shareholders of record as of the close of the markets on October 31, 2019, and was paid after the close of the markets on November 1, 2019. The post-Split Shares began trading at their post-Split prices on November 4, 2019. The ticker symbol and CUSIP number for the Shares did not change.

The Split decreased the price per Share, with a proportionate increase in the number of Shares outstanding. Eligible shareholders received 10 post-Split Shares for every Share held of record as of the close of the markets on October 31, 2019, priced at one-tenth the net asset value (“NAV”) of a pre-Split Share.

In conjunction with the Split, effective November 4, 2019, the number of Shares in a block that constitute a Basket for the purpose of creations and redemptions of Shares increased from 50,000 Shares to 100,000 Shares.

The Quarter Ended September 30, 2019

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $936,852,898 at June 30, 2019 to $1,073,001,969 at September 30, 2019, a 14.53% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 5.42% from $1,409.00 at June 30, 2019 to $1,485.30 at September 30, 2019. There was an increase in outstanding Shares, which rose from 6,900,000 Shares at June 30, 2019 to 7,500,000 Shares at September 30, 2019, as a result of 750,000 Shares (15 Baskets) being created and 150,000 Shares (3 Baskets) being redeemed.

The NAV per Share increased 5.37% from $135.78 at June 30, 2019 to $143.07 at September 30, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $434,586 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $148.94 at September 4, 2019 was the highest during the quarter, compared with a low of $133.81 at July 5, 2019.

The increase in net assets from operations for the quarter ended September 30, 2019 was $49,734,395, resulting from a realized gain of $52,753 on the transfer of gold to pay expenses, a realized gain of $3,508,042 on gold distributed for the redemption of Shares, and a change in unrealized gain on investment in gold of $46,608,186, offset by the Sponsor’s Fee of $434,586. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2019.

The Nine Months Ended September 30, 2019

The Trust’s NAV increased from $846,715,993 at December 31, 2018 to $1,073,001,969 at September 30, 2019, a 26.73% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 15.89% from $1,281.65 at December 31, 2018 to $1,485.30 at September 30, 2019 and an increase in outstanding Shares which rose from 6,850,000 Shares at December 31, 2018 to 7,500,000 Shares at September 30, 2019, a result of 1,300,000 Shares (26 Baskets) being created and 650,000 Shares (13 Baskets) being redeemed during the period.

The NAV per Share increased 15.74% from $123.61 at December 31, 2018 to $143.07 at September 30, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,181,314 for the nine months ended September 30, 2019, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $148.94 at September 4, 2019 was the highest during the period, compared with a low of $122.37 at April 23, 2019.

The increase in net assets from operations for the nine months ended September 30, 2019 was $132,309,454, resulting from a change in unrealized gain on investment of gold of $127,123,252, a realized gain of $88,183 on the transfer of gold to pay expenses, and a

ABERDEEN STANDARD GOLD ETF TRUST

realized gain of $6,279,333 on gold distributed for the redemption of Shares, offset by the Sponsor’s Fee of $1,181,314. Other than the Sponsor’s Fee, the Trust had no expenses during the nine months ended September 30, 2019.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2019, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2019, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD GOLD ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Uncertainty regarding the effects of Brexit could adversely affect the price of the Shares.

The ongoing negotiations surrounding the United Kingdom’s (“UK”) exit from the European Union (“EU”) (“Brexit”) have yet to provide clarity on what the outcome will be for the UK or Europe. The UK remains a member of the EU until the legally established departure date (the “Exit Day”). This was originally March 29, 2019, but has been extended three times following agreement by all EU member states, and is now expected to be on or before January 31, 2020. Until Exit Day, all existing EU-derived laws and regulations continue to apply in the UK. Those laws may continue to apply for an additional transitional period following Exit Day, depending on whether a deal is struck between the UK and EU and, if so, what that deal is. In any event, the UK has undertaken a process of “on-shoring” all EU legislation, pursuant to which there appears, at this stage, to be no policy changes to EU law. However, various open questions remain as to how cross-border financial services will work post-Exit Day, and the EU has not yet provided any material cushion from the effects of Brexit for financial services as a matter of EU law.

The unavoidable uncertainties and events related to Brexit could increase taxes and costs of business and cause volatility in currency exchange rates and interest rates. Brexit could adversely affect the performance of contracts in existence at the date of Brexit and European, UK or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions, regulatory agencies and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the UK and EU is defined and the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares. In addition, the risk that Standard Life Aberdeen plc, the parent of the Sponsor and which is headquartered in the UK, fails to adequately prepare for Brexit could have significant customer, reputation and capital impacts for Standard Life Aberdeen plc and its subsidiaries, including those providing services to the Trust; however, Standard Life Aberdeen plc and its subsidiaries have detailed contingency planning in place to seek to manage the consequences of Brexit to the Trust and to avoid any disruption on the Trust and to the services they provide. Given the fluidity and complexity of the situation, we cannot provide assurance that the Trust will not be adversely impacted despite these preparations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2019:

15 Baskets were created.

3 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	gold per Share
July 2019	-	-	-
August 2019	-	-	-
September 2019	3	150,000	0.096
	3	150,000	0.096

Item 3. Defaults Upon Senior Securities

None.

ABERDEEN STANDARD GOLD ETF TRUST

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

101

The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD GOLD ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: November 8, 2019	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.