Form 10-K
period 2019-12-31
Aberdeen Standard Gold ETF Trust
filed 2020-02-28
CIK 1450923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding held by non-affiliates of the registrant based upon the closing price of a share on June 28, 2019 as reported by the NYSE Arca, Inc. on that date: $938,400,000.

As of February 26, 2020, Aberdeen Standard Gold ETF Trust has 93,100,000 Aberdeen Standard Physical Gold Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the Aberdeen Standard Gold ETF Trust (the “Trust”) is to own gold transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of gold bullion. The Trust was formed on September 1, 2009 when an initial deposit of gold was made in exchange for the issuance of two Baskets.  Prior to November 4, 2019, a Basket consisted of 50,000 Shares.  Effective November 4, 2019, the number of Shares that constitute a Basket for the purpose of creations and redemptions increased from 50,000 Shares to 100,000 (the “Basket Size Change”).

The sponsor of the Trust is Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London Branch (the “Custodian”).

The Trust’s Shares at redeemable value increased from $846,715,993 at December 31, 2018 to $1,195,896,624 at December 31, 2019, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 68,500,000 Shares at December 31, 2018 to 82,000,000 Shares at December 31, 2019.   After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts, “commodity interests” or any other instruments  regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (“NFA”). The Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests”, and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

The Sponsor of the registrant maintains an Internet website at www.aberdeenstandard.com/en-us/us/investor/fund-centre through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

World Gold Supply and Demand 2009-2018 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the period from 2009 to 2018 and is based on information reported by GFMS, Refinitiv.

(tonnes)	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Supply
Mine production	2,651	2,771	2,868	2,882	3,076	3,180	3,222	3,251	3,247	3,332
Scrap	1,765	1,743	1,698	1,700	1,303	1,159	1,180	1,306	1,210	1,178
Net Hedging Supply	(234)	(106)	18	(40)	(39)	108	21	32	(41)	8
Total Supply	4,182	4,408	4,584	4,542	4,340	4,447	4,423	4,589	4,416	4,518

Demand
Jewelry Fabrication	1,866	2,083	2,099	2,066	2,726	2,559	2,464	1,953	2,214	2,129
Industrial Fabrication	426	480	470	432	428	411	376	366	380	391
Electronics	295	346	342	310	306	297	267	264	277	288
Dental & Medical	53	48	43	39	36	34	32	30	29	29
Other Industrial	78	86	85	84	85	80	76	71	73	74
Net Official Sector	(34)	77	457	544	409	466	443	269	366	536
Retail Investment	866	1,263	1,617	1,407	1,871	1,162	1,160	1,043	1,028	1,097
Bars	562	946	1,248	1,057	1,444	886	875	786	780	800
Coins	304	317	369	350	426	276	284	257	248	297
Physical Demand	3,124	3,903	4,643	4,449	5,434	4,598	4,443	3,631	3,988	4,153

Physical Surplus/Deficit	1,058	505	(59)	93	(1,094)	(151)	(20)	958	428	365

ETF Inventory Build	623	384	189	279	(879)	(155)	(117)	539	177	59
Exchange Inventory Build	39	54	(6)	(10)	(98)	1	(48)	86	-	(21)
Net Balance	396	67	(242)	(176)	(117)	3	145	333	251	327

Source: Refinitiv GFMS Gold Survey 2019

The following are some of the main characteristics of the gold market illustrated by the table:

One factor which separates gold from other precious metals is that there are large above-ground stocks which can be quickly mobilized. As a result of gold’s liquidity, gold often acts more like a currency than a commodity.

Over the past ten years, (new) mine production of gold has experienced a modest rise of an average of 2.6% per annum. Of the three sources of supply, mine production accounts for 74% in 2018. Recycled gold volumes have ranged from 1,159  tonnes to 1,765 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand. However, jewelry’s contribution to demand has fallen from 60% in 2009 to 51% of demand in 2018. Industrial demand has fluctuated between 8% and 14% of total demand over the past 10 years. Exchange traded product inventory build had seen strong growth through 2012, followed by outflows in 2013, 2014 and 2015 as the price of gold fell by a cumulative 30% between 2013 and 2015. Exchange traded product inventory build has been positive each year from 2016 to 2018.  During the 2013 price crash, retail coin and bar demand rose to a 10-year high as retail investors, especially from China, were enticed by the falling prices.  Retail coin and bar demand has since tapered off. Investor inflows into ETFs returned in 2016 amid heightened market uncertainty and continued to see 59 tonnes of inflows in 2018.

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

The following chart illustrates the movements in the price of an ounce of gold in U.S. Dollars from December 31, 2009 to December 31, 2019:

The gold price tends to rise during periods of low real interest rates and high monetary expansion, as they are often associated with currency debasement and systemic financial failures. The decline in the U.S. Dollar against other currencies, a surge in investment demand in commodities as an asset class generally, and the low level of forward selling by mining companies have all contributed to the increase in the gold price between 2004 and 2011. The gold price peaked at US$1,900 per ounce in September 2011 as successive Euro leader summits, bailouts and bond stability funds failed to staunch both sovereign debt and banking sector solvency concerns in Europe. 2016 proved to be a stellar year for gold rising 8.4%, ending 3 years of negative price returns. Additionally, the trends of 3 years of investor outflows in global ETFs and net negative investor sentiment in gold futures positioning reversed in 2016 and continued through 2017. Low real interest rates, tepid economic growth, and rising policy uncertainty were key tailwinds for gold that sparked a return of investor interest. After falling 1.6% in 2018, gold was up 18.31% in 2019.

Operation of the Gold Bullion Market

The global trade in gold consists of Over-the-Counter (OTC) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global gold trading.

Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market-making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The twelve market-making members of the LBMA are: BNP Paribas SA, Citibank N.A. (through its London Branch), HSBC Bank USA, N.A. (London Branch), Goldman Sachs International, ICBC Standard Bank, JPMorgan Chase Bank, The Bank of Nova Scotia–ScotiaMocatta, Merrill Lynch International Bank Limited, Morgan Stanley & Co. International plc, Standard Chartered Bank, Toronto-Dominion Bank  and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

The main centers of the OTC market are London, Zurich and New York. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small gold bars (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. Of the twelve market-making members of the LBMA, six offer clearing services. There are a further 74 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are correct as of the date of this report. These numbers may change from time to time as new members are added and existing members drop out.

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

The London Bullion Market

Although the market for physical gold is distributed globally, most OTC market trades are cleared through London. In addition to coordinating market activities, the LBMA acts as the principal point of contact between the market and its regulators. A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the “Good Delivery List,” which is a list of LBMA accredited refiners of gold. The LBMA also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

The terms “loco London” gold and “loco Zurich” gold refer to gold physically held in London and Zurich, respectively, that meets the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Gold bars meeting these requirements are described in this annual report from time to time as “London Good Delivery Bars.” The unit of trade in London is the troy ounce, whose gram conversion is: 1,000 grams equals 32.1507465 troy ounces and 1 troy ounce equals 31.1034768 grams. A London Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. Typically referred to as 400-ounce bars, a London Good Delivery Bar must contain between 350 and 430 fine troy ounces of gold, with a minimum fineness (or purity) of 995 parts per 1,000 (99.5%), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar (expressed in units of 0.025 troy ounces) by the fineness of the bar. A London Good Delivery Bar must also bear the stamp of one of the refiners who are on the LBMA approved list. Unless otherwise specified, the gold spot price always refers to that of a London Good Delivery Bar. Business is generally conducted over the phone and through electronic dealing systems.

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

The LBMA PM Gold Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of gold that clears the maximum amount of bids and offers for gold entered by order-submitting gold participants each day. The opening bid and subsequent bid prices are generated by an algorithm based method, and each auction is actively supervised by IBA staff.  There are currently 15 direct gold participants (Bank of China, Bank of Communications, Coins ‘N Things Inc., Goldman Sachs, HSBC Bank USA NA, Industrial and Commercial Bank of China (ICBC), INTL FCStone, Jane Street Global Trading, LLC, JPMorgan Chase Bank, N.A. London Branch, Koch Supply and Trading LP, Marex Financial Limited,  Morgan Stanley, Standard Chartered Bank, The Bank of Nova Scotia, and Toronto-Dominion Bank), and IBA uses ICE’s front-end system, WebICE, as the technology platform that allows direct participants as well as sponsored clients to manage their orders in the auction in real time via their own screens.

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

The LBMA PM Gold Price auction process is also fully auditable by third parties since an audit trail exists from the time of each notice of an auction round. Moreover, the LBMA PM Gold Price’s audit trail and active, real time surveillance of the auction process by IBA as well as FCA’s oversight of IBA, deters manipulative and abusive conduct in establishing each day’s LBMA PM Gold Price.

Since March 20, 2015, the Sponsor determined that the London gold fix, which ceased to be published as of March 19, 2015, could no longer serve as a basis for valuing gold bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and otherwise held by the Trust on a daily basis, and that the LBMA PM Gold Price is an appropriate alternative for determining the value of the Trust’s gold each trading day.  The Sponsor also determined that the LBMA PM Gold Price fairly represents the commercial value of gold bullion held by the Trust and the “Benchmark Price” (as defined in Trust Agreement) as of any day is the LBMA PM Gold Price for such day.

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

The FCA is responsible for regulating investment products, including derivatives, and those who deal in investment products. Regulation of spot, commercial forwards, and deposits of gold not covered by the FSM Act is provided for by The London Code of Conduct for Non-Investment Products, which was established by market participants in conjunction with the Bank of England.

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

At the Evaluation Time, the Trustee values the Trust’s gold on the basis of that day’s LBMA PM Gold Price (the USD price for an ounce of gold set by the LBMA-accredited participating bullion banks or market makers in an electronic, tradable and auditable over-the-counter auction operated by IBA at 3:00 p.m. London time, on each London business day and disseminated electronically by IBA to selected major market data vendors, such as Thomson Reuters and Bloomberg). If no LBMA PM Gold Price is made on such day or has not been announced by the Evaluation Time, the next most recent LBMA PM Gold Price determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA PM Gold Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s gold is not an appropriate basis for evaluation of the Trust’s gold, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA PM Gold Price or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s gold or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

The Sponsor’s Fee for the year ended December 31, 2019 was $1,680,258  (December 31, 2018: $3,567,948;  December 31, 2017: $3,997,282).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.

Deposit of Gold; Issuance of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets.  Prior to November 4, 2019, the number of Shares that constituted a Baskets was 50,000 Shares.  Effective November 4, 2019, the Basket size was increased to 100,000 Shares (the “Basket Size Change”).  Only registered broker-dealers (or other securities market participants not required to register as broker-dealers such as a bank or other financial institution) who (1) are participants in DTC and (2) have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit gold and receive Baskets of Shares in exchange. The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

1 The Zurich Sub-Custodian is any firm selected by the Custodian to hold the Trust’s gold in the Trust Allocated Account in the firm’s Zurich vault premises on a segregated basis and whose appointment has been approved by the Sponsor. The Custodian will use reasonable care in selecting any Zurich Sub-Custodian. As of the date of this annual report, the Zurich Sub-Custodian that the Custodian uses is UBS AG, named in the Allocated Account Agreement,  though the Zurich Sub-Custodian currently does not hold any of the Trust’s gold.

On any business day, an Authorized Participant may place an order with the Trustee to purchase one or more Baskets. Purchase orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading. A purchase order so received is effective on the date it is received in satisfactory form by the Trustee. By placing a purchase order, an Authorized Participant agrees to deposit gold with the Trust, as described below. Prior to the delivery of Baskets for a purchase order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the purchase order (as explained under “Creation and Redemption Transaction Fee” below).

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

The Sponsor

The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). Aberdeen Standard Investments is a brand of the investment businesses of Standard Life Investments plc, its affiliates and subsidiaries. In the United States, Aberdeen Standard Investments is the marketing name for the following affiliated, registered investment advisers: ASII, Aberdeen Asset Managers Ltd., Aberdeen Standard Investments Australia Ltd., Aberdeen Standard Investments (Asia) Ltd., Aberdeen Capital Management, LLC, Aberdeen Standard Investments ETFs Advisors LLC and Standard Life Investments (Corporate Funds) Ltd.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million. As of December 31, 2019, the Trustee was in compliance with these conditions.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s gold. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, London, Canary Wharf, E14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co.  While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodian under the Custody Agreements, are presently not a regulated activity subject to the supervision and rules of the FCA. The Zurich Sub-Custodian that the Custodian currently uses is UBS AG, which is located at 45 Bahnhofstrasse, 8021 Zurich, Switzerland.

The Custodian’s Role

The Custodian is responsible for safekeeping of the Trust’s gold deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting the Zurich Sub-Custodian and its other sub-custodians, if any. The Custodian facilitates the transfer of gold in and out of the Trust through the unallocated gold accounts it will maintain for each Authorized Participant and the unallocated and allocated gold accounts it will maintain for the Trust. The Custodian holds the Trust’s allocated gold at its London and Zurich vault premises. The Custodian is responsible for allocating specific bars of gold bullion to the Trust Allocated Account. The Custodian provides the Trustee with regular reports detailing the gold transfers in and out of the Trust’s unallocated and allocated gold accounts and identifying the gold bars held in the Trust’s allocated gold account.

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

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of July 2, 2019 and December 31, 2019.

Description of the Shares

General

The Trustee is authorized under the Trust Agreement to create and issue an unlimited number of Shares. The Trustee creates Shares only in Baskets and only upon the order of an Authorized Participant.  Effective November 4, 2019, the number of Shares that constitute a Basket for the purposes of creations and redemptions is 100,000 Shares.  Prior to November 4, 2019, a Basket consisted of 50,000 Shares. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. Any creation and issuance of Shares above the amount registered on the Trust’s then-current and effective registration statement with the SEC will require the registration of such additional Shares.

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

Custody of the Trust’s Gold

Custody of the gold bullion deposited with and held by the Trust is provided by the Custodian at the London and Zurich vaults of the Custodian and/or the Zurich Sub-Custodian, and by other sub-custodians on a temporary basis. The Custodian is a market maker, clearer and approved weigher under the rules of the LBMA.

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

Discrepancies, disruptions or unreliability of the LBMA PM Gold Price could impact the value of the Trust’s gold and the market price of the Shares.

The Trustee values the Trust’s gold pursuant to the LBMA PM Gold Price. In the event that the LBMA PM Gold Price proves to be an inaccurate benchmark, or the LBMA PM Gold Price varies materially from the prices determined by other mechanisms for valuing gold, the value of the Trust’s gold and the market price of the Shares could be adversely impacted. Any future developments in the LBMA PM Gold Price, to the extent it has a material impact on the LBMA PM Gold Price, could adversely impact the value of the Trust’s gold and the market price of the Shares. It is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the benchmark to produce, the LBMA PM Gold Price on any given date. Furthermore, any actual or perceived disruptions that result in the perception that the LBMA PM Gold Price is vulnerable to actual or attempted manipulation could adversely affect the behavior of market participants, which may have an effect on the price of gold. If the LBMA PM Gold Price is unreliable for any reason, the price of gold and the market price for the Shares may decline or be subject to greater volatility.

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

The obligations of the Custodian under the Custody Agreements are, and the Authorized Participant Unallocated Bullion Account Agreements may be, governed by English law. The Custodian has entered into arrangements with the Zurich Sub-Custodian and may enter into arrangements with other sub-custodians for the custody or temporary holding of the Trust’s gold, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Zurich Sub-Custodian or any other sub-custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

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

Shareholders and Authorized Participants lack the right under the Custody Agreements to assert claims directly against the Custodian, the Zurich Sub-Custodian and any other sub-custodian.

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trust against the Custodian, the Zurich Sub-Custodian or any other sub-custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

The Custodian may be reliant to use the Zurich Sub-Custodian for the safekeeping of all or a substantial portion of the Trust’s gold. Furthermore, the Custodian has limited obligations to oversee or monitor the Zurich Sub-Custodian. As a result, failure by any Zurich Sub-Custodian to exercise due care in the safekeeping of the Trust’s gold could result in a loss to the Trust.

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

Because the Trustee does not, and the Custodian has limited obligations to, oversee and monitor the activities of sub-custodians who may hold the Trust’s gold, failure by the sub-custodians to exercise due care in the safekeeping of the Trust’s gold could result in a loss to the Trust.

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

The United Kingdom (“UK”) stopped being a member of the European Union (“EU”) (“Brexit”) on January 31, 2020 (“Exit Day”). Following Exit Day, the EU entered an 11-month transitional period to December 31, 2020 (the “Transitional Period”) during which existing EU-derived laws and regulations and trading relationships continue to apply in the UK while the parties decide what their future relationship will look like. The unavoidable uncertainties and events related to Brexit could increase taxes and costs of business and cause volatility in currency exchange rates and interest rates. Brexit could adversely affect the performance of contracts in existence at the date of Brexit and European, UK, or worldwide political, regulatory, economic, or market conditions and could contribute to instability in political institutions, regulatory agencies, and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the UK and EU is continued to be defined and the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares. In addition, the risk that Standard Life Aberdeen plc, the parent of the Sponsor and which is headquartered in the UK, fails to adequately prepare for and adjust to Brexit could have significant customer, reputation, and capital impacts for Standard Life Aberdeen plc and its subsidiaries, including those providing services to the Trust; however, Standard Life Aberdeen plc and its subsidiaries have detailed contingency planning in place to manage the consequences of Brexit to the Trust and to avoid any disruption on the Trust and to the services they provide. Given the fluidity and complexity of the situation, the Trust may be adversely impacted despite these preparations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on September 1, 2009 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol SGOL since its initial public offering on September 9, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2019 and 2018:

Fiscal Year Ended December 31, 2019: Quarter Ended(1)
	High	Low
March 31, 2019	$12.93	$12.35
June 30, 2019	$13.71	$12.25
September 30, 2019	$14.99	$13.34
December 31, 2019	$14.62	$14.01

Fiscal Year Ended December 31, 2018: Quarter Ended(1)
	High	Low
March 31, 2018	$13.14	$12.65
June 30, 2018	$13.10	$12.07
September 30, 2018	$12.16	$11.34
December 31, 2018	$12.37	$11.48

(1)    After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

The number of outstanding Shares of the Trust as of February 26, 2020 was 93,100,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month(1)	High	Low
August 2019	$14.86	$13.88
September 2019	$14.99	$14.20
October 2019	$14.56	$14.27
November 2019	$14.57	$14.01
December 2019	$14.62	$14.06
January 2020	$15.27	$14.71

(1)    After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 100,000 Shares, referred to as a Basket. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2019 and 2018:

Month	Total number of Shares redeemed(1)	Average ounces of gold per Share(1)
January 2019	-	-
February 2019	-	-
March 2019	2,000,000	0.0096
April 2019	1,000,000	0.0096
May 2019	2,000,000	0.0096
June 2019	-	-
July 2019	-	-
August 2019	-	-
September 2019	1,500,000	0.0096
October 2019	-	-
November 2019	1,300,000	0.0096
December 2019	-	-
Total	7,800,000	0.0096

Month	Total number of Shares redeemed(1)	Average ounces of gold per Share(1)
January 2018	-	-
February 2018	-	-
March 2018	-	-
April 2018	-	-
May 2018	-	-
June 2018	18,500,000	0.0097
July 2018	2,500,000	0.0097
August 2018	2,000,000	0.0097
September 2018	1,000,000	0.0097
October 2018	2,000,000	0.0097
November 2018	-	-
December 2018	1,500,000	0.0097
Total	27,500,000	0.0097

(1)    After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). In addition, effective November 4, 2019, the number of Shares in a block that constitutes a Basket increased from 50,000 Shares to 100,000 Shares (the “Basket Size Change”). The information presented attributable to periods prior to the Split and the Basket Size Change has been adjusted to reflect the effects of the Split and the Basket Size Change.

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$1,196,068	$846,835	$1,048,326	$935,268	$782,719
Total gain / (loss) on gold	$155,359	$(18,588)	$110,859	$53,946	$(105,033)
Change in net assets from operations	$153,679	$(22,156)	$106,862	$50,022	$(108,478)
Weighted average number of Shares (1)	73,381,967	77,198,630	83,869,863	82,506,831	77,709,589
Net increase / (decrease) in net assets per Share (1)	$2.09	$(0.29)	$1.27	$0.61	$(1.40)
Net cash provided by operating activities	$-	$-	$-	$-	$-

(1)    After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

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

Introduction.

The Aberdeen Standard Gold ETF Trust (the “Trust”) is a trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and Aberdeen Standard Investments ETFs Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist of gold bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

The Trust issues and redeems Shares only in exchange for gold, only in aggregations of 100,000 Shares effective November 4, 2019 (prior to November 4, 2019, the number of Shares that constituted a Basket for creations and redemptions was 50,000 Shares) or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution, that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. Inc., Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “SGOL”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the net asset value (“NAV”) of the Shares against the corresponding gold price (per 1/100 of an oz. of gold) since inception:

NAV per Share vs. Gold Price from the September 9, 2009 (the Date of Inception) to December 31, 2019(1)

21.00
19.00
17.00
15.00
13.00
11.00
9.00
9/9/2009
9/9/2010
9/9/2011
9/9/2012
9/9/2013
9/9/2014
9/9/2015
9/9/2016
9/9/2017
9/9/2018
9/9/2019
1/100th ounce of gold
NAV per Share

(1)    After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

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

	December 31, 2019	December 31, 2018	December 31, 2017
(Amounts in 000's of US$)
Investment in gold - cost	$1,011,343	$786,969	$983,748
Unrealized gain on investment in gold	181,808	35,144	64,578
Investment in gold - fair value	$1,193,151	$822,113	$1,048,326

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

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of July 2, 2019 and December 31, 2019.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At December 31, 2019 and 2018 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2019	December 31, 2018	December 31, 2017
(Amounts in 000's of US$)
Total gain / (loss) on gold	$155,359	$(18,588)	$110,859
Change in net assets from operations	$153,679	$(22,156)	$106,862
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2019

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $846,715,993 at December 31, 2018 to $1,195,896,624 at December 31, 2019, a 41.24% increase for the year. The increase in the Trust’s NAV resulted primarily from a increase in the price per ounce of gold, which rose 18.19% from $1,281.65 at December 31, 2018 to $1,514.75 at December 31, 2019 and a increase in outstanding Shares, which rose from 68,500,000 Shares at December 31, 2018 to 82,000,000 Shares at December 31, 2019, a result of 21,300,000 Shares (213 Baskets) being created and 7,800,000 Shares (78 Baskets) being redeemed during the year1.

The NAV per Share increased 17.95% from $12.36 at December 31, 2018 to $14.58 at December 31, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,680,258 for the year, or, effective December 1, 2018, 0.17% of the Trust’s assets on an annualized basis (prior to December 1, 2018, the Sponsor’s Fee was 0.39%).

The NAV per Share of $14.89 at September 4, 2019 was the highest during the year, compared with a low of $12.24 at April 23, 2019.

The increase in net assets from operations for the year ended December 31, 2019 was $153,678,908, resulting from a realized gain of $154,397 on the transfer of gold to pay expenses, a realized gain of $8,540,847 on gold distributed for the redemption of Shares, a change in unrealized gain on investment of gold of $146,663,922, offset by the Sponsor’s Fees of $1,680,258. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2019.

The year ended December 31, 2018

The Trust’s NAV decreased from $1,047,978,657 at December 31, 2017 to $846,715,993 at December 31, 2018, a 19.20% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, which fell 1.15% from $1,296.50 at December 31, 2017 to $1,281.65 at December 31, 2018 and a decrease in outstanding Shares, which fell from 83,500,000 Shares at December 31, 2017 to 68,500,000 Shares at December 31, 2018, a result of 12,500,000 Shares (125 Baskets) being created and 27,500,000 Shares (275 Baskets) being redeemed during the year1.

The NAV per Share decreased 1.51% from $125.51 at December 31, 2017 to $123.61 at December 31, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $3,567,948 for the year, or, effective December 1, 2018, 0.17% of the Trust’s assets on an annualized basis (prior to December 1, 2018, the Sponsor’s Fee was 0.39%).

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

The year ended December 31, 2017

The Trust’s NAV increased from $934,952,398 at December 31, 2016 to $1,047,978,657 at December 31, 2017, a 12.09% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 11.85% from $1,159.10 at December 31, 2016 to $1,296.50 at December 31, 2017 and an increase in outstanding Shares, which rose from 83,000,000 Shares at December 31, 2016 to 83,500,000 Shares at December 31, 2017, a result of 5,500,000 Shares (55 Baskets) being created and 5,000,000 Shares (50 Baskets) being redeemed during the year1.

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

1 After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). In addition, effective November 4, 2019, the number of Shares in a block that constitutes a Basket increased from 50,000 Shares to 100,000 Shares (the “Basket Size Change”). The information presented attributable to periods prior to the Split and the Basket Size Change has been adjusted to reflect the effects of the Split and the Basket Size Change.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year ended December 31, 2019
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$373	374	434	$499	$1,680
Total expenses	373	374	434	499	1,680

Net investment loss	(373)	(374)	(434)	(499)	(1,680)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	19	17	52	66	154
Realized gain on gold distributed for the redemption of Shares	1,430	1,341	3,508	2,262	8,541
Change in unrealized gain on investment in gold	7,609	72,906	46,608	19,541	146,664
Total gain on gold	9,058	74,264	50,168	21,869	155,359

Change in net assets from operations	$8,685	$73,890	$49,734	$21,370	$153,679

Net increase in net assets per Share(1)	$0.12	$1.07	$0.69	$0.26	$2.09

Weighted average number of Shares(1)	70,911,111	68,802,198	72,559,783	81,204,348	73,381,967

Year ended December 31, 2018
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$1,061	1,062	813	$632	$3,568
Total expenses	1,061	1,062	813	632	3,568

Net investment loss	(1,061)	(1,062)	(813)	(632)	(3,568)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on gold transferred to pay expenses	79	81	11	(12)	159
Realized (loss) / gain on gold distributed for the redemption of Shares	-	11,477	(672)	(118)	10,687
Change in unrealized gain / (loss) on investment in gold	21,446	(69,344)	(42,462)	60,926	(29,434)
Total gain / (loss) on gold	21,525	(57,786)	(43,123)	60,796	(18,588)

Change in net assets from operations	$20,464	$(58,848)	$(43,936)	$60,164	$(22,156)

Net increase / (decrease) in net assets per Share(1)	$0.24	$(0.68)	$(0.63)	$0.90	$(0.29)

Weighted average number of Shares(1)	85,722,222	86,659,341	69,902,174	66,798,913	77,198,630

(1)    After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-13 of this filing.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2019, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2019. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2019.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Gold ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Aberdeen Standard Gold ETF Trust’s (the Trust) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2019 and 2018, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three-year period ended December 31, 2019, and our report dated February 28, 2020 expressed an unqualified opinion on those financial statements and financial highlights.

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
February 28, 2020

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Audit fees - KPMG	$64,900	$66,500
Audit related fees - KPMG	18,000	8,000
	$82,900	$74,500

Audit Fees are fees paid by the Sponsor to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158221 on September 1, 2009

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-234637 on November 12, 2019

4.1(c)	Second Amendment to the Depositary Trust Agreement effective December 1, 2018, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on December 6, 2018

4.1(d)	Third Amendment to the Depository Trust Agreement effective June 20, 2019, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on June 13, 2019

4.2

Form of Authorized Participant Agreement, effective as of September 5, 2017, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

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

10.1(c)

Amendment to Allocated Account Agreement and Unallocated Account Agreement effective June 29, 2019, incorporated by reference to Exhibit 10.1 field with the Trust’s Current Report on Form 8-K on June 13, 2019

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

101

The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABERDEEN STANDARD GOLD ETF TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Gold ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Aberdeen Standard Gold ETF Trust (the Trust), including the schedules of investments, as of December 31, 2019 and 2018, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three‑year period ended December 31, 2019. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2019 and 2018, and the results of its operations and the changes in its net assets, for each of the years in the three‑year period ended December 31, 2019, and the financial highlights for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the sufficiency of evidence pertaining to the existence of the gold holdings

As presented on the December 31, 2019 schedule of investment, the fair value of the Trust’s investment in gold was $1.19 billion, representing 99.77% of the Trust’s total assets. The investment in gold, which represented 787,688.3 ounces of gold holdings, was held by a third-party custodian (the custodian) as of December 31, 2019.

We identified the evaluation of the sufficiency of evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the custodian as of December 31, 2019.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Trust’s gold holdings process, including controls over (1) the comparison of the Trust’s records of gold held to the custodian’s records and (2) the approval of gold deposits and withdrawals by the trustee of the Trust. We obtained a schedule directly from the custodian of the Trust’s gold holdings held by the custodian as of December 31, 2019. We compared the total ounces on such schedule to the Trust’s record of gold holdings. We also attended and observed the physical count of the Trust’s gold holdings performed at the custodian’s locations by a third party engaged by the Trust’s sponsor. We obtained and read the physical count result report of that third party and reconciled it to both the Trust’s and custodian’s records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York
February 28, 2020

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Assets and Liabilities
At December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: December 31, 2019: $1,011,343; December 31, 2018: $786,969)	$1,193,151	$822,113
Gold receivable	2,917	24,722
Total assets	1,196,068	846,835

LIABILITIES
Fees payable to Sponsor	171	119
Total liabilities	171	119

NET ASSETS (1)	$1,195,897	$846,716

 (1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2019 were 82,000,000 and at December 31, 2018  were 68,500,000.  Net asset value per Share at December 31, 2019 was $14.58 and at December 31, 2018 was $12.36. The Trust went through a 10-for-1 forward share split after the close of markets on November 1, 2019.  Information prior to this date has been retroactively adjusted to reflect the effect of the split.

See Notes to the Financial Statements.

ABERDEEN STANDARD GOLD ETF TRUST

Schedules of Investments
At December 31, 2019 and 2018

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	787,688.3	$1,011,343	$1,193,151	99.77%
Total investment in gold	787,688.3	$1,011,343	$1,193,151	99.77%
Other assets less liabilities			2,746	0.23%
Net Assets			$1,195,897	100.00%

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	641,449.1	$786,969	$822,113	97.09%
Total investment in gold	641,449.1	$786,969	$822,113	97.09%
Other assets less liabilities			24,603	2.91%
Net Assets			$846,716	100.00%

See Notes to the Financial Statements.

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Operations
For the years ended December 31, 2019, 2018 and 2017

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,680	$3,568	$3,997
Total expenses	1,680	3,568	3,997

Net investment loss	(1,680)	(3,568)	(3,997)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	154	159	99
Realized gain on gold distributed for the redemption of Shares	8,541	10,687	2,048
Change in unrealized gain / (loss) on investment in gold	146,664	(29,434)	108,712
Total gain / (loss) on investment in gold	155,359	(18,588)	110,859

Change in net assets from operations	$153,679	$(22,156)	$106,862

Net increase / (decrease) in net assets per Share(1)	$2.09	$(0.29)	$1.27

Weighted average number of Shares(1)	73,381,967	77,198,630	83,869,863

(1)    After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements.

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Changes in Net Assets
For the years ended December 31, 2019, 2018 and 2017

	Year Ended December 31, 2019
(Amounts in 000's of US$, except for Share data)	Shares(1)	Amount
Opening balance at January 1, 2019	68,500,000	$846,716
Net investment loss		(1,680)
Realized gain on investment in gold		8,695
Change in unrealized gain on investment in gold		146,664
Creations	21,300,000	297,717
Redemptions	(7,800,000)	(102,215)
Closing balance at December 31, 2019	82,000,000	$1,195,897

	Year Ended December 31, 2018
(Amounts in 000's of US$, except for Share data)	Shares(1)	Amount
Opening balance at January 1, 2018	83,500,000	$1,047,979
Net investment loss		(3,568)
Realized gain on investment in gold		10,846
Change in unrealized loss on investment in gold		(29,434)
Creations	12,500,000	157,503
Redemptions	(27,500,000)	(336,610)
Closing balance at December 31, 2018	68,500,000	$846,716

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares(1)	Amount
Opening balance at January 1, 2017	83,000,000	$934,952
Net investment loss		(3,997)
Realized gain on investment in gold		2,147
Change in unrealized gain on investment in gold		108,712
Creations	5,500,000	67,119
Redemptions	(5,000,000)	(60,954)
Closing balance at December 31, 2017	83,500,000	$1,047,979

(1)    After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements.

ABERDEEN STANDARD GOLD ETF TRUST

Financial Highlights
For the years ended December 31, 2019, 2018 and 2017

	Year Ended	Year Ended		Year Ended
	December 31, 2019	December 31, 2018		December 31, 2017

Per Share Performance (for a Share outstanding throughout the entire period)(1)

Net asset value per Share at beginning of period	$12.36	$12.55		$11.27
Income from investment operations:
Net investment loss	(0.02)	(0.05)		(0.05)
Total realized and unrealized gains or losses on investment in gold	2.24	(0.14)		1.33
Change in net assets from operations	2.22	(0.19)		1.28

Net asset value per Share at end of period	$14.58	$12.36		$12.55

Weighted average number of Shares(1)	73,381,967	77,198,630		83,869,863

Expense ratio	0.17%	0.38%	(2)	0.39%

Net investment loss ratio	(0.17)%	(0.38)%		(0.39)%

Total return, at net asset value	17.95%	(1.51)%		11.42%

(1)    After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

(2)  Effective December 1, 2018, the Sponsor's Fee accrues daily at an annualized rate of 0.17%. Prior to December 1, 2018, the Sponsor's Fee accrued at a daily annualized rate of 0.39%.

See Notes to the Financial Statements.

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements

1. Organization

The Aberdeen Standard Gold ETF Trust (the “Trust”) is an investment trust formed on September 1, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds gold bullion and issues Aberdeen Standard Physical Gold Shares ETF (the “Shares”) in minimum blocks of Shares (also referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets.  Prior to November 4, 2019, the number of Shares that constituted a Basket was 50,000 Shares. Effective November 4, 2019, the Basket size was increased to 100,000 Shares. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Custodian’s London and Zurich vaulting premises and may also be held at the Zurich vaulting premises of UBS AG and is recorded at fair value. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price.  Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of gold transferred.

Since March 20, 2015, the LBMA PM Gold Price is set using the afternoon session of the ICE Benchmark Administration (“IBA”) equilibrium auction, an electronic, tradable and auditable over-the-counter auction market for LBMA authorized participating gold bullion banks or market makers (“gold participants”) that establishes a reference gold price for that day’s trading.

Prior to March 20, 2015, the fair value of gold was based on the London PM Fix.  The London PM Fix price for gold was set using the afternoon session of the twice daily fix of the price of gold by six market making members of the LBMA which occurred at approximately 3:00 p.m. London time, on each working day.  The London PM Fix was discontinued on March 19, 2015.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2019	December 31, 2018

Level 2
Investment in gold	$1,193,151	$822,113

2.3. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. At December 31, 2019, the Trust had $2,916,821 of gold receivable for the creation of Shares and no gold payable for the redemption of Shares.  At December 31, 2018, the Trust had $24,721,639 of gold receivable for the creation of Shares and no gold payable for the redemption of Shares. Generally, for all orders, ownership of the gold is transferred within two business days of the trade date.

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements

2.4. Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets.  Effective November 4, 2019, the number of Shares that constitute a Basket is 100,000 Shares.  Prior to November 4, 2019, the number of Shares that constituted a Basket for the purpose of creations and redemptions was 50,000). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in The Depository Trust Company; (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor; and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other gold bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the gold and any cash required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated gold account, either loco London or loco Zurich, established with the Custodian or a gold bullion clearing bank by an Authorized Participant.

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

The amount of gold represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of gld to be delivered or distributed by the Trust. In order to ensure that the correct amount of gold is available at all times to back the Shares, the Sponsor accepts an adjustment to its Sponsor’s Fee in the event of any shortfall or excess. For each transaction, this amount is not more than 1/1000th of an ounce.

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

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements

2.6. Investment in Gold

Changes in ounces of gold and the respective values for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended	Year Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2019	December 31, 2018
Ounces of gold
Opening balance	641,449.1	808,581.0
Creations	222,589.1	101,505.5
Redemptions	(75,167.4)	(265,666.8)
Transfers of gold to pay expenses	(1,182.5)	(2,970.6)
Closing balance	787,688.3	641,449.1

Investment in gold
Opening balance	$822,113	$1,048,326
Creations	319,522	132,781
Redemptions	(102,215)	(336,610)
Realized gain on gold distributed for the redemption of Shares	8,541	10,687
Transfers of gold to pay expenses	(1,628)	(3,796)
Realized gain on gold transferred to pay expenses	154	159
Change in unrealized gain / (loss) on investment in gold	146,664	(29,434)
Closing balance	$1,193,151	$822,113

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

For the year ended December 31, 2019, the Sponsor’s Fee was $1,680,258  (December 31, 2018: $3,567,948;  December 31, 2017:  $3,997,282).

At December 31, 2019, the fees payable to the Sponsor were $171,336  (December 31, 2018: $119,052).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee is authorized to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold.  Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2019, 2018 and 2017.

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

ABERDEEN STANDARD INVESTMENTS ETFs SPONSOR LLC

Date:	February 28, 2020	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 28, 2020	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.