Form 10-Q
period 2020-03-31
Aberdeen Standard Gold ETF Trust
filed 2020-05-08
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Yes ☐ No ☒

As of May 6, 2020, Aberdeen Standard Gold ETF Trust had 111,800,000 Aberdeen Standard Physical Gold Shares ETF outstanding.

ABERDEEN STANDARD GOLD ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

ABERDEEN STANDARD GOLD ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020	December 31, 2019
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: March 31, 2020: $1,215,618; December 31, 2019: $1,011,343)	$1,457,304	$1,193,151
Gold receivable	10,839	2,917
Total assets	1,468,143	1,196,068

LIABILITIES
Fees payable to Sponsor	211	171
Total liabilities	211	171

NET ASSETS (1)	$1,467,932	$1,195,897

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2020 were 94,800,000 and at December 31, 2019 were 82,000,000. Net asset values per Share at March 31, 2020 and December 31, 2019 were $15.48 and $14.58, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Schedules of Investments
At March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	905,748.6	$1,215,618	$1,457,304	99.28%
Total investment in gold	905,748.6	$1,215,618	$1,457,304	99.28%
Other assets less liabilities			10,628	0.72%
Net Assets			$1,467,932	100.00%

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	787,688.3	$1,011,343	$1,193,151	99.77%
Total investment in gold	787,688.3	$1,011,343	$1,193,151	99.77%
Other assets less liabilities			2,746	0.23%
Net Assets			$1,195,897	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Operations (Unaudited)
For the three months ended March 31, 2020 and 2019

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$588	$373
Total expenses	588	373

Net investment loss	(588)	(373)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	89	19
Realized gain on gold distributed for the redemption of Shares	9,417	1,430
Change in unrealized gain on investment in gold	59,879	7,609
Total gain on investment in gold	69,385	9,058

Change in net assets from operations	$68,797	$8,685

Net increase in net assets per Share(1)	$0.76	$0.12

Weighted average number of Shares(1)	90,987,912	70,911,111

(1)After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2020 and 2019

	Three Months Ended March 31, 2020
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2020	82,000,000	$1,195,897
Net investment loss		(588)
Realized gain on investment in gold		9,506
Change in unrealized gain on investment in gold		59,879
Change in unrealized loss on unsettled creations or redemptions		(18)
Creations	18,500,000	285,971
Redemptions	(5,700,000)	(82,715)
Closing balance at March 31, 2020	94,800,000	$1,467,932

	Three Months Ended March 31, 2019
(Amounts in 000's of US$, except for Share data)	Shares(1)	Amount
Opening balance at January 1, 2019	68,500,000	$846,716
Net investment loss		(373)
Realized gain on investment in gold		1,449
Change in unrealized gain on investment in gold		7,609
Change in unrealized loss on unsettled creations or redemptions		-
Creations	4,000,000	50,211
Redemptions	(2,000,000)	(25,195)
Closing balance at March 31, 2019	70,500,000	$880,417

(1)After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2020 and 2019

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019(3)

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$14.58	$12.36
Income from investment operations:
Net investment loss	(0.01)	-
Total realized and unrealized gains or losses on investment in gold	0.91	0.13
Change in net assets from operations	0.90	0.13

Net asset value per Share at end of period	$15.48	$12.49

Weighted average number of Shares	90,987,912	70,911,111

Expense ratio (1)	0.17%	0.17%

Net investment loss ratio (1)	(0.17)%	(0.17)%

Total return, at net asset value (2)	6.17%	1.03%

(1)Annualized for periods of less than one year.

(2)Total return is not annualized.

(3)After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

Amounts listed as “–” are $0 or round to $0.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

1. Organization

The Aberdeen Standard Gold ETF Trust (the “Trust”) is a common law trust formed on September 1, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds gold bullion and issues Aberdeen Standard Physical Gold Shares ETF (“Shares”) in minimum blocks of Shares (also referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. Prior to November 4, 2019, the number of Shares that constituted as Basket was 50,000 Shares. Effective November 4, 2019, the Basket size was increased to 100,000 Shares. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the gold market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2020 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year.

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

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Custodian’s Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of UBS AG, the Zurich Sub-Custodian, and is recorded at fair value. Effective as of the close of business June 20, 2019, the Sponsor approved the addition of London, England as a location where the Custodian may custody allocated gold bullion deposited with and held by the Trust. At March 31, 2020, no gold was held by UBS AG. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of gold transferred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2020	December 31, 2019

Level 2
Investment in gold	$1,457,304	$1,193,151

There were no transfers between levels during the three months ended March 31, 2020 or the year ended December 31, 2019.

2.3. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within two business days of the trade date. At March 31, 2020, the Trust had $10,839,176 of gold receivable for the creation of Shares and no gold payable for the redemption of Shares. At December 31, 2019, the Trust had $2,916,821 of gold receivable for the creation of Shares and no gold payable for the redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2020 or December 31, 2019.

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.6. Investment in Gold

Changes in ounces of gold and their respective values for the three months ended March 31, 2020 and 2019 are set out below:

	Three Months	Three Months
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2020	March 31, 2019
Ounces of gold
Opening balance	787,688.3	641,449.1
Creations	173,272.1	57,861.3
Redemptions	(54,860.2)	(19,281.9)
Transfers of gold to pay expenses	(351.6)	(279.7)
Closing balance	905,748.6	679,748.8

Investment in gold
Opening balance	$1,193,151	$822,113
Creations	278,031	74,933
Redemptions	(82,715)	(25,195)
Realized gain on gold distributed for the redemption of Shares	9,417	1,430
Transfers of gold to pay expenses	(548)	(362)
Realized gain on gold transferred to pay expenses	89	19
Change in unrealized gain on investment in gold	59,879	7,609
Closing balance	$1,457,304	$880,547

2.7. Expenses / Realized Gains / Losses

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of gold to the Sponsor.

The Trust will transfer gold to the Sponsor to pay the Sponsor’s Fee that accrues daily at an annualized rate equal to 0.17% of the adjusted net asset value (“ANAV”) of the Trust, paid monthly in arrears.

The Sponsor has agreed to assume administrative and marketing expenses incurred by the Trust, including the Trustee’s monthly fee and out of pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses, exchange listing fees, United States Securities and Exchange Commission (the “SEC”) registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses.

For the three months ended March 31, 2020 and 2019, the Sponsor’s Fee was $587,711 and $373,202, respectively.

At March 31, 2020 and at December 31, 2019, the fees payable to the Sponsor were $211,480 and $171,336, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2020 and 2019.

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

Realized gains and losses result from the transfer of gold for Share redemptions and / or to pay expenses and are recognized on a trade date basis as the difference between the fair value and average cost of gold transferred.

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

Once the value of the gold has been determined, the Trustee subtracts all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place that are computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the total value of the gold and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the adjusted net asset value (the “ANAV”) of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

All fees accruing for the day on which the valuation takes place that are computed by reference to the value of the Trust or its assets are calculated using the ANAV calculated for such day. The Trustee subtracts from the ANAV the amount of accrued fees so computed for such day and the resulting figure is the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

ABERDEEN STANDARD GOLD ETF TRUST

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities is conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

The Quarter Ended March 31, 2020

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $1,195,896,624 at December 31, 2019 to $1,467,932,191 at March 31, 2020, a 22.75% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 6.22% from $1,514.75 at December 31, 2019 to $1,608.95 at March 31, 2020. There was an increase in outstanding Shares, which rose from 82,000,000 Shares at December 31, 2019 to 94,800,000 Shares at March 31, 2020, as a result of 18,500,000 Shares (185 Baskets) being created and 5,700,000 Shares (57 Baskets) being redeemed.

The NAV per Share increased 6.17% from $14.58 at December 31, 2019 to $15.48 at March 31, 2020. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $587,711 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $16.21 at March 6, 2020 was the highest during the quarter, compared with a low of $14.19 at March 19, 2020.

The increase in net assets from operations for the quarter ended March 31, 2020 was $68,797,338, resulting from a realized gain of $88,563 on the transfer of gold to pay expenses, a realized gain of $9,417,390 on gold distributed for the redemption of Shares, and a change in unrealized gain on investment in gold of $59,879,096, offset by the Sponsor’s Fee of $587,711. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2020.

The Quarter Ended March 31, 2019

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $846,715,993 at December 31, 2018 to $880,417,280 at March 31, 2019, a 3.98% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 1.07% from $1,281.65 at December 31, 2018 to $1,295.40 at March 31, 2019 and an increase in outstanding Shares, which rose from 68,500,000 Shares at December 31, 2018 to 70,500,000 Shares at March 31, 2019, a result of 4,000,000 Shares (40 Baskets) being created and 2,000,000 Shares (20 Baskets) being redeemed(1).

The NAV per Share increased 1.03% from $12.36 at December 31, 2018 to $12.49 at March 31, 2019(1). The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $373,202 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $12.96 at February 20, 2019 was the highest during the quarter, compared with a low of $12.34 at January 23, 2019.

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

(1)After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). In addition, effective November 4, 2019, the number of Shares in a block that constitutes a Basket increased from 50,000 Shares to 100,000 Shares (the “Basket Size Change”). The information presented attributable to periods prior to the Split and the Basket Size Change has been adjusted to reflect the effects of the Split and the Basket Size Change.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2020, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD GOLD ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Uncertainty regarding the effects of COVID-19

The respiratory illness COVID-19 caused by a novel coronavirus has resulted in a global pandemic and major disruption to economies and markets around the world, including the United States. Financial markets have experienced extreme volatility and severe losses, and trading in many instruments has been disrupted. Liquidity for many instruments has been greatly reduced for periods of time. Some interest rates are very low and in some cases yields are negative. Some sectors of the economy and individual issuers have experienced particularly large losses. These circumstances may continue for an extended period of time, and may continue to affect adversely the value and liquidity of the Trust’s investments. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, including Shares of the Trust, are not known. Governments and central banks, including the Federal Reserve in the U.S., have taken extraordinary and unprecedented actions to support local and global economies and the financial markets. The impact of these measures, and whether they will be effective to mitigate the economic and market disruption, will not be known for some time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2020:

185 Baskets were created.

57 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	gold per Share
January 2020	-	-	-
February 2020	-	-	-
March 2020	57	5,700,000	0.0096
	57	5,700,000	0.0096

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

101

The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD GOLD ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: May 8, 2020	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.