Form 10-Q
period 2020-06-30
Aberdeen Standard Gold ETF Trust
filed 2020-08-07
CIK 1450923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from______________________to______________________

Commission File Number: 001-34441

ABERDEEN STANDARD GOLD ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4587209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Gold Shares ETF	SGOL	NYSE Arca

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of August 5, 2020, Aberdeen Standard Gold ETF Trust had 140,000,000 Aberdeen Standard Physical Gold Shares ETF outstanding.

ABERDEEN STANDARD GOLD ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

ABERDEEN STANDARD GOLD ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020	December 31, 2019
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: June 30, 2020: $1,781,369; December 31, 2019: $1,011,343)	$2,187,652	$1,193,151
Gold receivable	13,607	2,917
Total assets	2,201,259	1,196,068

LIABILITIES
Fees payable to Sponsor	298	171
Total liabilities	298	171

NET ASSETS(1)	$2,200,961	$1,195,897

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2020 were 129,400,000 and at December 31, 2019 were 82,000,000. Net asset values per Share at June 30, 2020 and December 31, 2019 were $17.01 and $14.58, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Schedules of Investments

At June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,237,289.9	$1,781,369	$2,187,652	99.40%
Total investment in gold	1,237,289.9	$1,781,369	$2,187,652	99.40%
Other assets less liabilities			13,309	0.60%
Net Assets			$2,200,961	100.00%
	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	787,688.3	$1,011,343	$1,193,151	99.77%
Total investment in gold	787,688.3	$1,011,343	$1,193,151	99.77%
Other assets less liabilities			2,746	0.23%
Net Assets			$1,195,897	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019(1)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019(1)
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$808	$374	$1,396	$747
Total expenses	808	374	1,396	747

Net investment loss	(808)	(374)	(1,396)	(747)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	120	17	209	36
Realized gain on gold distributed for the redemption of Shares	—	1,341	9,417	2,771
Change in unrealized gain and loss on investment in gold	164,597	72,906	224,476	80,515
Total gain on investment in gold	164,717	74,264	234,102	83,322

Change in net assets from operations	$163,909	$73,890	$232,706	$82,575

Net increase / (decrease) in net assets per Share(1)	$1.42	$1.07	$2.25	$1.18

Weighted average number of Shares(1)	115,749,451	68,802,198	103,368,681	69,850,829

(1)	After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares(1)	Amount
Opening balance	94,800,000	$1,467,932	70,500,000	$880,417
Net investment loss		(808)		(374)
Realized gain on investment in gold		120		1,358
Change in unrealized gain on investment in gold		164,597		72,906
Change in unrealized gain on unsettled creations or redemptions		18		—
Creations	34,600,000	569,102	1,500,000	19,528
Redemptions	—	—	(3,000,000)	(36,982)
Closing balance	129,400,000	$2,200,961	69,000,000	$936,853

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares(1)	Amount
Opening balance	82,000,000	$1,195,897	68,500,000	$846,716
Net investment loss		(1,396)		(747)
Realized gain on investment in gold		9,626		2,807
Change in unrealized gain on investment in gold		224,476		80,515
Creations	53,100,000	855,073	5,500,000	69,739
Redemptions	(5,700,000)	(82,715)	(5,000,000)	(62,177)
Closing balance	129,400,000	$2,200,961	69,000,000	$936,853

(1)

After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019(1)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019(1)
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$15.48	$12.49	$14.58	$12.36
Income from investment operations:
Net investment loss	(0.01)	(0.01)	(0.01)	(0.01)
Total realized and unrealized gains or losses on investment in gold	1.54	1.10	2.44	1.23
Change in net assets from operations	1.53	1.09	2.43	1.22

Net asset value per Share at end of period	$17.01	$13.58	$17.01	$13.58

Weighted average number of Shares	115,749,451	68,802,198	103,368,681	69,850,829

Expense ratio(2)	0.17%	0.17%	0.17%	0.17%

Net investment loss ratio(2)	(0.17)%	(0.17)%	(0.17)%	(0.17)%

Total return, net asset value(3)	9.88%	8.73%	16.67%	9.85%

(1)	After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.
(2)	Annualized for periods less than one year.
(3)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the six months ended June 30, 2020 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year.

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

2.2.    Valuation of Gold

The Trust follows the provisions of ASC 820, Fair Value Measurement (“ASC 820"). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ABERDEEN STANDARD GOLD ETF TRUST

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Custodian’s Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of UBS AG, or any other firm selected by the Custodian, to hold the Trust's gold in the Trust's allocated account in the firm's vault premises on a segregated basis. Effective as of the close of business June 20, 2019, the Sponsor approved the addition of London, England as a location where the Custodian may custody allocated gold bullion deposited with and held by the Trust. At June 30, 2020, approximately 53.22% of the Trust’s gold was held by one or more sub-custodians.

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

ABERDEEN STANDARD GOLD ETF TRUST

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2020	December 31, 2019
Level 2
Investment in gold	$2,187,652	$1,193,151

There were no transfers between levels during the six months ended June 30, 2020 or the year ended December 31, 2019.

2.3.    Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within two business days of the trade date. At June 30, 2020, the Trust had $13,607,184 of gold receivable for the creation of Shares and no gold payable for the redemption of Shares. At December 31, 2019, the Trust had $2,917,000 of gold receivable for the creation of Shares and no gold payable for the redemption of Shares.

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

ABERDEEN STANDARD GOLD ETF TRUST

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2020 and December 31, 2019.

2.6.    Investment in Gold

Changes in ounces of gold and their respective values for the three and six months ended June 30, 2020 and 2019 are set out below:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	905,748.6	679,748.8
Creations	331,973.8	14,455.7
Redemptions	—	(28,917.1)
Transfers of gold to pay expenses	(432.6)	(289.0)
Closing balance	1,237,289.9	664,998.4

Investment in gold
Opening balance	$1,457,304	$880,547
Creations	566,353	19,528
Redemptions	—	(36,982)
Realized gain on gold distributed for the redemption of Shares	—	1,341
Transfers of gold to pay expenses	(722)	(374)
Realized gain on gold transferred to pay expenses	120	17
Change in unrealized gain on investment in gold	164,597	72,906
Closing balance	$2,187,652	$936,983

ABERDEEN STANDARD GOLD ETF TRUST

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	787,688.3	641,449.1
Creations	505,245.9	72,317.1
Redemptions	(54,860.2)	(48,199.0)
Transfers of gold to pay expenses	(784.1)	(568.8)
Closing balance	1,237,289.9	664,998.4

Investment in gold
Opening balance	$1,193,151	$822,113
Creations	844,383	94,460
Redemptions	(82,715)	(62,177)
Realized gain on gold distributed for the redemption of Shares	9,417	2,771
Transfers of gold to pay expenses	(1,269)	(735)
Realized gain on gold transferred to pay expenses	209	36
Change in unrealized gain on investment in gold	224,476	80,515
Closing balance	$2,187,652	$936,983

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

For the three months ended June 30, 2020 and 2019, the Sponsor’s Fee was $808,115 and $373,526, respectively. For the six months ended June 30, 2020 and 2019, the Sponsor’s Fee was $1,395,826 and $746,728, respectively.

At June 30, 2020 and at December 31, 2019, the fees payable to the Sponsor were $297,701 and $171,336, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2020 and 2019.

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

ABERDEEN STANDARD GOLD ETF TRUST

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

4.    Concentration of Risk

The Trust’s sole business activity is the investment in gold, and substantially all the Trust’s assets are holdings of gold, which creates a concentration of risk associated with fluctuations in the price of gold. Several factors could affect the price of gold, including: (i) global gold supply and demand, which is influenced by factors such as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

The Trust holds gold and is expected to issue Baskets in exchange for deposits of gold and to distribute gold in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, less the Trust’s expenses. The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in gold.

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

ABERDEEN STANDARD GOLD ETF TRUST

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

The Quarter Ended June 30, 2020

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $1,467,932,191 at March 31, 2020 to $2,200,961,756 at June 30, 2020, a 49.94% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 94,800,000 Shares at March 31, 2020 to 129,400,000 Shares at June 30, 2020, as a result of 34,600,000 Shares (346 Baskets) being created and no Shares (0 Baskets) being redeemed, as well as an increase in the price per ounce of gold, which rose 9.89% from $1,608.95 at March 31, 2020 to $1,768.10 at June 30, 2020.

The NAV per Share increased 9.88% from $15.48 at March 31, 2020 to $17.01 at June 30, 2020. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $808,115 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $17.04 at June 29, 2020 was the highest during the quarter, compared with a low of $15.17 at April 1, 2020.

The increase in net assets from operations for the quarter ended June 30, 2020 was $163,908,640, resulting from a realized gain of $120,051 on the transfer of gold to pay expenses and a change in unrealized gain on investment in gold of $164,596,704, offset by the Sponsor’s Fee of $808,115. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2020.

The Six Months Ended June 30, 2020

The Trust’s NAV increased from $1,195,896,624 at December 31, 2019 to $2,200,961,756 at June 30, 2020, an 84.04% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 82,000,000 Shares at December 31, 2019 to 129,400,000 Shares at June 30, 2020, as a result of 53,100,000 Shares (531 Baskets) being created and 5,700,000 Shares (57 Baskets) being redeemed, as well as an increase in the price per ounce of gold, which rose 16.73% from $1,514.75 at December 31, 2019 to $1,768.10 at June 30, 2020.

ABERDEEN STANDARD GOLD ETF TRUST

The NAV per Share increased 16.67% from $14.58 at December 31, 2019 to $17.01 at June 30, 2020. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,395,826 for the period, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $17.04 at June 29, 2020 was the highest during the period, compared with a low of $14.19 at March 19, 2020.

The increase in net assets from operations for the period ended June 30, 2020 was $232,705,978, resulting from a realized gain of $208,614 on the transfer of gold to pay expenses, a realized gain of $9,417,390 on gold distributed for the redemption of Shares, and a change in unrealized gain on investment in gold of $224,475,800, offset by the Sponsor’s Fee of $1,395,826. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2020.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2020, the Trust did not have any cash balances.

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

ABERDEEN STANDARD GOLD ETF TRUST

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2020:

346 Baskets were created.

0 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
April 2020	—	—	—
May 2020	—	—	—
June 2020	—	—	—
	—	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ABERDEEN STANDARD GOLD ETF TRUST

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD GOLD ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: August 7, 2020	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.