Form 10-Q
period 2020-09-30
Aberdeen Standard Gold ETF Trust
filed 2020-11-06
CIK 1450923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____________________ to ____________________

Commission File Number: 001-34441

ABERDEEN STANDARD GOLD ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4587209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC 712 Fifth Avenue, 49 th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Gold Shares ETF	SGOL	NYSE Arca

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

As of November 4, 2020, Aberdeen Standard Gold ETF Trust had 147,700,000 Aberdeen Standard Physical Gold Shares ETF outstanding.

ABERDEEN STANDARD GOLD ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

ABERDEEN STANDARD GOLD ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020	December 31, 2019
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: September 30, 2020: $2,156,610; December 31, 2019: $1,011,343)	$2,692,956	$1,193,151
Gold receivable	3,629	2,917
Total assets	2,696,585	1,196,068

LIABILITIES
Fees payable to Sponsor	377	171
Total liabilities	377	171

NET ASSETS(1)	$2,696,208	$1,195,897

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2020 were 148,600,000 and at December 31, 2019 were 82,000,000. Net asset values per Share at September 30, 2020 and December 31, 2019 were $18.14 and $14.58, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Schedules of Investments

At September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,427,185.4	$2,156,610	$2,692,956	99.88%
Total investment in gold	1,427,185.4	$2,156,610	$2,692,956	99.88%
Other assets less liabilities			3,252	0.12%
Net Assets			$2,696,208	100.00%

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	787,688.3	$1,011,343	$1,193,151	99.77%
Total investment in gold	787,688.3	$1,011,343	$1,193,151	99.77%
Other assets less liabilities			2,746	0.23%
Net Assets			$1,195,897	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,102	$434	$2,498	$1,181
Total expenses	1,102	434	2,498	1,181

Net investment loss	(1,102)	(434)	(2,498)	(1,181)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	208	52	417	88
Realized gain on gold distributed for the redemption of Shares	4,384	3,508	13,801	6,279
Change in unrealized gain and loss on investment in gold	130,063	46,608	354,539	127,123
Total gain on investment in gold	134,655	50,168	368,757	133,490

Change in net assets from operations	$133,553	$49,734	$366,259	$132,309

Net increase / (decrease) in net assets per Share(1)	$0.94	$0.69	$3.15	$1.87

Weighted average number of Shares(1)	142,115,217	72,559,783	116,378,467	70,763,736

(1)	After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares(1)	Amount
Opening balance	129,400,000	$2,200,961	69,000,000	$936,853
Net investment loss		(1,102)		(434)
Realized gain on investment in gold		4,592		3,560
Change in unrealized gain on investment in gold		130,063		46,608
Creations	20,500,000	384,968	7,500,000	108,139
Redemptions	(1,300,000)	(23,274)	(1,500,000)	(21,724)
Closing balance	148,600,000	$2,696,208	75,000,000	$1,073,002

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares(1)	Amount
Opening balance	82,000,000	$1,195,897	68,500,000	$846,716
Net investment loss		(2,498)		(1,181)
Realized gain on investment in gold		14,218		6,367
Change in unrealized gain on investment in gold		354,539		127,123
Creations	73,600,000	1,240,040	13,000,000	177,878
Redemptions	(7,000,000)	(105,988)	(6,500,000)	(83,901)
Closing balance	148,600,000	$2,696,208	75,000,000	$1,073,002

(1)	After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019(1)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019(1)
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$17.01	$13.58	$14.58	$12.36
Income from investment operations:
Net investment loss	(0.01)	(0.01)	(0.02)	(0.02)
Total realized and unrealized gains or losses on investment in gold	1.14	0.74	3.58	1.97
Change in net assets from operations	1.13	0.73	3.56	1.95

Net asset value per Share at end of period	$18.14	$14.31	$18.14	$14.31

Weighted average number of Shares	142,115,217	72,559,783	116,378,467	70,763,736

Expense ratio(2)	0.17%	0.17%	0.17%	0.17%

Net investment loss ratio(2)	(0.17)%	(0.17)%	(0.17)%	(0.17)%

Total return, net asset value(3)	6.64%	5.37%	24.42%	15.74%

(1)	After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

(2)	Annualized for periods less than one year.

(3)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

1.	Organization

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the nine months ended September 30, 2020 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year.

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

ABERDEEN STANDARD GOLD ETF TRUST

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Custodian’s Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of UBS AG, or any other firm selected by the Custodian, to hold the Trust’s gold in the Trust’s allocated account in the firm’s vault premises on a segregated basis. Effective as of the close of business June 20, 2019, the Sponsor approved the addition of London, England as a location where the Custodian may custody allocated gold bullion deposited with and held by the Trust. At September 30, 2020, approximately 46.11% of the Trust’s gold was held by one or more sub-custodians.

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

ABERDEEN STANDARD GOLD ETF TRUST

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2020	December 31, 2019

Level 2
Investment in gold	$2,692,956	$1,193,151

There were no transfers between levels during the nine months ended September 30, 2020 or the year ended December 31, 2019.

2.3.	Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within two business days of the trade date. At September 30, 2020, the Trust had $3,628,814 of gold receivable for the creation of Shares and no gold payable for the redemption of Shares. At December 31, 2019, the Trust had $2,916,821 of gold receivable for the creation of Shares and no gold payable for the redemption of Shares.

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

ABERDEEN STANDARD GOLD ETF TRUST

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2020 and December 31, 2019.

2.6.	Investment in Gold

Changes in ounces of gold and their respective values for the three and nine months ended September 30, 2020 and 2019 are set out below:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
(Amounts in 000's of US$, except for ounces data)
Ounces of gold
Opening balance	1,237,289.9	664,998.4
Creations	202,946.1	72,256.6
Redemptions	(12,500.9)	(14,449.1)
Transfers of gold to pay expenses	(549.7)	(289.7)
Closing balance	1,427,185.4	722,516.2

Investment in gold
Opening balance	$2,187,652	$936,983
Creations	381,339	108,140
Redemptions	(23,274)	(21,724)
Settlement of gold receivable	13,607	—
Realized gain on gold distributed for the redemption of Shares	4,384	3,508
Transfers of gold to pay expenses	(1,023)	(413)
Realized gain on gold transferred to pay expenses	208	52
Change in unrealized gain on investment in gold	130,063	46,608
Closing balance	$2,692,956	$1,073,154

ABERDEEN STANDARD GOLD ETF TRUST

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
(Amounts in 000's of US$, except for ounces data)
Ounces of gold
Opening balance	787,688.3	641,449.1
Creations	708,192.0	144,573.7
Redemptions	(67,361.1)	(62,648.1)
Transfers of gold to pay expenses	(1,333.8)	(858.5)
Closing balance	1,427,185.4	722,516.2

Investment in gold
Opening balance	$1,193,151	$822,113
Creations	1,239,328	177,878
Redemptions	(105,988)	(83,901)
Settlement of gold receivable	—	24,722
Realized gain on gold distributed for the redemption of Shares	13,801	6,279
Transfers of gold to pay expenses	(2,292)	(1,148)
Realized gain on gold transferred to pay expenses	417	88
Change in unrealized gain on investment in gold	354,539	127,123
Closing balance	$2,692,956	$1,073,154

2.7.	Expenses / Realized Gains / Losses

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

For the three months ended September 30, 2020 and 2019, the Sponsor’s Fee was $1,102,345 and $434,586, respectively. For the nine months ended September 30, 2020 and 2019, the Sponsor’s Fee was $2,498,171 and $1,181,314, respectively.

At September 30, 2020 and at December 31, 2019, the fees payable to the Sponsor were $377,132 and $171,336, respectively.

ABERDEEN STANDARD GOLD ETF TRUST

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2020 and 2019.

Unless otherwise directed by the Sponsor, when selling gold the Trustee will endeavor to sell at the price established by the LBMA Gold Price. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next LBMA PM Gold Price or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

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

The Trust’s sole business activity is the investment in gold, and substantially all the Trust’s assets are holdings of gold, which creates a concentration of risk associated with fluctuations in the price of gold. Several factors could affect the price of gold, including: (i) gold supply and demand, which is influenced by factors such as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major global gold-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

ABERDEEN STANDARD GOLD ETF TRUST

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

ABERDEEN STANDARD GOLD ETF TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements may relate to the Trust’s financial condition, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward- looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

The Quarter Ended September 30, 2020

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $2,200,961,756 at June 30, 2020 to $2,696,207,861 at September 30, 2020, a 22.50% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 129,400,000 Shares at June 30, 2020 to 148,600,000 Shares at September 30, 2020, as a result of 20,500,000 Shares (205 Baskets) being created and 1,300,000 Shares (13 Baskets) being redeemed, as well as an increase in the price per ounce of gold, which rose 6.72% from $1,768.10 at June 30, 2020 to $1,886.90 at September 30, 2020.

The NAV per Share increased 6.64% from $17.01 at June 30, 2020 to $18.14 at September 30, 2020. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,102,345 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $19.88 at August 6, 2020 was the highest during the quarter, compared with a low of $17.04 at July 1, 2020.

The increase in net assets from operations for the quarter ended September 30, 2020 was $133,552,343, resulting from a realized gain of $208,389 on the transfer of gold to pay expenses, a realized gain of $4,383,528 on gold distributed for the redemption of Shares, and a change in unrealized gain on investment in gold of $130,062,772, offset by the Sponsor’s Fee of $1,102,345. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2020.

The Nine Months Ended September 30, 2020

The Trust’s NAV increased from $1,195,896,624 at December 31, 2019 to $2,696,207,861 at September 30, 2020, a 125.45% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 82,000,000 Shares at December 31, 2019 to 148,600,000 Shares at September 30, 2020, as a result of 73,600,000 Shares (736 Baskets) being created and 7,000,000 Shares (70 Baskets) being redeemed, as well as an increase in the price per ounce of gold, which rose 24.57% from $1,514.75 at December 31, 2019 to $1,886.90 at September 30, 2020.

The NAV per Share increased 24.42% from $14.58 at December 31, 2019 to $18.14 at September 30, 2020. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $2,498,171 for the nine months ended September 30, 2020, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $19.88 at August 6, 2020 was the highest during the period, compared with a low of $14.19 at March 19, 2020.

ABERDEEN STANDARD GOLD ETF TRUST

The increase in net assets from operations for the nine months ended September 30, 2020 was $366,258,321, resulting from a realized gain of $417,003 on the transfer of gold to pay expenses, a realized gain of $13,800,918 on gold distributed for the redemption of Shares, and a change in unrealized gain on investment in gold of $354,538,572, offset by the Sponsor’s Fee of $2,498,171. Other than the Sponsor’s Fee, the Trust had no expenses during the nine months ended September 30, 2020.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2020, the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions, such as the Valuation of Gold and Computation of Net Asset Value discussed above, that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ABERDEEN STANDARD GOLD ETF TRUST

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2020:

205 Baskets were created.

13 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	gold per Share
July 2020	—	—	—
August 2020	—	—	—
September 2020	13	1,300,000	0.0096
	13	1,300,000	0.0096

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD GOLD ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: November 6, 2020	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.