Form 10-K
period 2020-12-31
Aberdeen Standard Gold ETF Trust
filed 2021-03-01
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number: 001-34441

ABERDEEN STANDARD GOLD ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4587209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC	10019
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	(Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Gold Shares ETF	SGOL	NYSE Arca

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

Aggregate market value of the registrant’s shares outstanding held by non-affiliates of the registrant based upon the closing price of a share on June 30, 2020 as reported by the NYSE Arca, Inc. on that date: $2,217,915,871.

As of February 24, 2021, Aberdeen Standard Gold ETF Trust had 147,100,000 Aberdeen Standard Physical Gold Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the Aberdeen Standard Gold ETF Trust (the “Trust”) is to own gold transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of gold bullion. The Trust was formed on September 1, 2009 when an initial deposit of gold was made in exchange for the issuance of two Baskets (a “Basket” consists of 100,000 Shares).

The sponsor of the Trust is Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London Branch (the “Custodian”).

The Trust’s Shares at redeemable value increased from $1,195,896,624 at December 31, 2019 to $2,652,511,503 at December 31, 2020, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 82,000,000 Shares at December 31, 2019 to 146,200,000 Shares at December 31, 2020.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts, “commodity interests” or any other instruments regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (“NFA”). The Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests,” and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

The Sponsor of the registrant maintains an Internet website at www.aberdeenstandardetfs.us through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding gold bullion. The Shares offer an investment that:

● Is Easily Accessible. The Shares trade on the NYSE Arca and provide institutional and retail investors with indirect access to the gold bullion market. The Shares are bought and sold on the NYSE Arca like any other exchange-listed securities. The close of the NYSE Arca trading session is 4:00 p.m. New York time.

● Is Relatively Cost Effective. The Sponsor expects that, for many investors, costs associated with buying and selling the Shares in the secondary market and the payment of the Trust’s ongoing expenses will be lower than the costs associated with buying and selling gold bullion and storing and insuring gold bullion in a traditional allocated gold account.

● Has Minimal Credit Risk. The Shares represent an interest in physical bullion owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole bar or which is held temporarily to effect a creation or redemption of Shares). Physical Bullion of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the gold temporarily being held in an unallocated gold account with the Custodian, the physical bullion of the Trust is not subject to counterparty or credit risks. See“Risk Factors—Gold held in the Trust’s unallocated gold account and any Authorized Participant’s unallocated gold account is not segregated from the Custodian’s assets...” This contrasts with most other financial products that gain exposure to bullion through the use of derivatives that are subject to counterparty and credit risks.

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

The Official Sector

The official sector encompasses the activities of the various central banking operations of gold-holding countries. According to statistics released by the World Gold Council, central banks are estimated to hold approximately 35,000 tonnes (when used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces) of gold reserves, or approximately 20% of existing above-ground stocks. From 2009 to 2019, the European Central Bank and other central banks of Europe operated under a series of four Central Bank Gold Agreements (“CBGA”).  The CBGA limited the amount of gold that these banks were allowed to sell for the duration of each agreement, helping to stabilize the gold market.  The CBGA had the desired effect, and the gold market has become more balanced, eliminating the need for a formal agreement going forward.

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

World Gold Supply and Demand 2010-2019 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the period from 2010 to 2019 and is based on information reported by the World Gold Council.

(tonnes)	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Supply
Mine production	2,771	2,868	2,882	3,076	3,180	3,222	3,251	3,247	3,332	3,530
Scrap	1,743	1,698	1,700	1,303	1,159	1,180	1,306	1,210	1,178	1,281
Net Hedging Supply	-106	18	-40	-39	108	21	32	-41	8	-0.7
Total Supply	4,408	4,584	4,542	4,340	4,447	4,423	4,589	4,416	4,518	4,810

Demand
Jewelry Fabrication	2,083	2,099	2,066	2,726	2,559	2,464	1,953	2,214	2,129	2,122
Industrial Fabrication	480	470	432	428	411	376	366	380	391	326
Electronics	346	342	310	306	297	267	264	277	288	262
Dental & Medical	48	43	39	36	34	32	30	29	29	13.9
Other Industrial	86	85	84	85	80	76	71	73	74	49.8
Net Official Sector	77	457	544	409	466	443	269	366	536	668
Retail Investment	1,263	1,617	1,407	1,871	1,162	1,160	1,043	1,028	1,097	871
Bars	946	1,248	1,057	1,444	886	875	786	780	800	579.6
Coins	317	369	350	426	276	284	257	248	297	292
Physical Demand	3,903	4,643	4,449	5,434	4,598	4,443	3,631	3,988	4,153	3,987

Physical Surplus/Deficit	505	-59	93	-1,094	-151	-20	958	428	365	823

ETF Inventory Build	384	189	279	-879	-155	-117	539	177	59	398
Exchange Inventory Build	54	-6	-10	-98	1	-48	86	-	-21	-
Net Balance	67	-242	-176	-117	3	145	333	251	327	425

Source: World Gold Council Gold Survey 2020

The following are some of the main characteristics of the gold market illustrated by the table:

One factor which separates gold from other precious metals is that there are large above-ground stocks which can be quickly mobilized. As a result of gold’s liquidity, gold often acts more like a currency than a commodity.

Over the past ten years, (new) mine production of gold has experienced a modest rise of an average of 2.75% per annum. Of the three sources of supply, mine production accounts for 73% in 2019. Recycled gold volumes have ranged from 1,159 tonnes to 1,743 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand, representing 53% of demand in 2019. Industrial demand has fluctuated between 8% and 14% of total demand over the past 10 years. Exchange traded product inventory build had seen strong growth through 2012, followed by outflows in 2013, 2014 and 2015 as the price of gold fell by a cumulative 30% between 2013 and 2015. Exchange traded product inventory build has been positive each year from 2016 to 2019. During the 2013 price crash, retail coin and bar demand rose to a 10-year high as retail investors, especially from China, were enticed by the falling prices. Retail coin and bar demand has since tapered off. Investor inflows into ETFs returned in 2016 amid heightened market uncertainty and continued to see 398 tonnes of inflows in 2019.

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

The following chart illustrates the movements in the price of an ounce of gold in U.S. Dollars from December 31, 2010 to December 31, 2020:

The gold price tends to rise during periods of low real interest rates and high monetary expansion, as they are often associated with currency debasement and systemic financial failures. The gold price peaked at US$2,067 per ounce in August 2020 as the uncertainties regarding the pandemic, and U.S. presidential election drove prices higher. 2020 proved to be a stellar year for gold rising 18.0%. Additionally, the trends of 3 years of investor outflows in global ETFs and net negative investor sentiment in gold futures positioning reversed in 2016 and continued through 2020. Low real interest rates, tepid economic growth, and concerns regarding the recovery of the pandemic were key tailwinds for gold that sparked a return of investor interest.

Operation of the Gold Bullion Market

The global trade in gold consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global gold trading.

Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market-making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The twelve market-making members of the LBMA are: BNP Paribas, Citibank N.A., HSBC, Goldman Sachs International, ICBC Standard Bank Plc, JPMorgan Chase Bank, The Bank of Nova Scotia, Merrill Lynch International, Morgan Stanley & Co. International Ltd., Standard Chartered Bank, Toronto-Dominion Bank and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

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

The London Gold Bullion Market

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

Daily during London trading hours the LBMA AM Gold Price and the LBMA PM Gold Price each provide reference gold prices for that day’s trading. Many long-term contracts will be priced on either the basis of the LBMA AM Gold Price or the LBMA PM Gold Price, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The LBMA AM Gold Price and the LBMA PM Gold Price, determined according to the methodologies of IBA and disseminated electronically by IBA to selected major market data vendors, such as Refinitiv and Bloomberg, are widely used benchmarks for daily gold prices and are quoted by various financial information sources as the London gold fix was previously. The Trust values its gold on the basis of the LBMA PM Gold Price.

The LBMA PM Gold Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of gold that clears the maximum amount of bids and offers for gold entered by order-submitting gold participants each day. The opening bid and subsequent bid prices are generated by an algorithm based method, and each auction is actively supervised by IBA staff. There are currently 15 direct gold participants (Bank of China, Bank of Communications, Citibank N.A., Coins ‘N Things, Goldman Sachs, HSBC Bank USA NA, Industrial and Commercial Bank of China (ICBC), StoneX Financial Ltd., Jane Street Global Trading, LLC, JPMorgan Chase Bank, N.A. London Branch, Koch Supply and Trading LP, Marex Financial Limited, Morgan Stanley, Standard Chartered Bank and Toronto-Dominion Bank), and IBA uses ICE’s front-end system, WebICE, as the technology platform that allows direct participants as well as sponsored clients to manage their orders in the auction in real time via their own screens.

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

The LBMA PM Gold Price and all bid and offer order information for all auction rounds become publicly available electronically via IBA instantly after the conclusion of the equilibrium auction. Since April 1, 2015, the LBMA PM Gold Price has been regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom (“UK”). IBA also has an Oversight Committee, made up of market participants, industry bodies, direct participant representatives, infrastructure providers and IBA. The Oversight Committee allows the LBMA to continue to have significant involvement in the oversight of the auction process, including, among other matters, changes to the methodology and accreditation of direct participants. Additionally, IBA watches over the price discovery process for the LBMA PM Gold Price and ensures that it meets the International Organization of Securities Commission’s (IOSCO) Principles for Financial Benchmarks.

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

Futures Exchanges

The most significant gold futures exchanges are the COMEX, a designated contract market within the CME Group, and the Tokyo Commodity Exchange (“TOCOM”). The COMEX is the largest exchange in the world for trading precious metals futures and options and has been trading gold since 1974. The TOCOM has been trading gold since 1982. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the gold represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX trades gold futures almost continuously (with one short break in the evening) through its CME Globex electronic trading system and clears through its central clearing system. On June 6, 2003, TOCOM adopted a similar clearing system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

Other Exchanges

There are other gold exchange markets, such as the Istanbul Gold Exchange (trading gold since 1995), the Shanghai Gold Exchange (trading gold since 2002), the Hong Kong Chinese Gold & Silver Exchange Society (trading gold since 1918) and the Singapore Mercantile Exchange (trading gold since 2010).

Market Regulation

The global gold markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the United Kingdom, responsibility for the regulation of the financial market participants, including the major participating members of the LBMA, falls under the authority of the Financial Conduct Authority (“FCA”) as provided by the Financial Services and Markets Act 2000 (“FSM Act”). Under this act, all UK-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls.

The FCA is responsible for regulating investment products, including derivatives, and those who deal in investment products. Regulation of spot, commercial forwards, and deposits of gold not covered by the FSM Act is provided for by The London Code of Conduct for Non-Investment Products, which was established by market participants in conjunction with the Bank of England.

The TOCOM has authority to perform financial and operational surveillance on its members’ trading activities, scrutinize positions held by members and large-scale customers, and monitor the price movements of futures markets by comparing them with cash and other derivative markets’ prices. To act as a Futures Commission Merchant Broker on the TOCOM, a broker must obtain a license from Japan’s Ministry of Economy, Trade and Industry (“METI”), the regulatory authority that oversees the operations of the TOCOM.

The US Commodity Futures Trading Commission (“CFTC”) regulates trading in commodity contracts, such as futures, options and swaps. In addition, under the Commodity Exchange Act of 1936 (“CEA”), the CFTC has jurisdiction to prosecute manipulation and fraud in any commodity (including precious metals) traded in interstate commerce as spot as well as deliverable forwards. The CFTC is the exclusive regulator of U.S. commodity exchanges and clearing houses.

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of gold bullion, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca, COMEX and the London and Zurich gold markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global gold market is reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

At the Evaluation Time, the Trustee values the Trust’s gold on the basis of that day’s LBMA PM Gold Price (the USD price for an ounce of gold set by the LBMA-accredited participating bullion banks or market makers in an electronic, tradable and auditable over-the-counter auction operated by IBA at 3:00 p.m. London time, on each London business day and disseminated electronically by IBA to selected major market data vendors, such as Refinitiv and Bloomberg). If no LBMA PM Gold Price is made on such day or has not been announced by the Evaluation Time, the next most recent LBMA PM Gold Price determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA PM Gold Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s gold is not an appropriate basis for evaluation of the Trust’s gold, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA PM Gold Price or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s gold or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

Once the value of the gold has been determined, the Trustee subtracts all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place which are computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the total value of the gold and any other assets of the Trust. The resulting figure is the adjusted net asset value (“ANAV”) of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

All fees accruing for the day on which the valuation takes place which are computed by reference to the value of the Trust or its assets shall be calculated using the ANAV calculated for such day. The Trustee subtracts from the ANAV the amount of accrued fees so computed for such day and the resulting figure is the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities are conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

Trust Expenses

The Trust’s only ordinary recurring expense is the Sponsor’s Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and reimbursement of the Custodian’s expenses under the Custody Agreements, Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses.

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

The Sponsor’s Fee for the year ended December 31, 2020 was $3,640,527 (December 31, 2019: $1,680,258; December 31, 2018: $3,567,948).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.

Deposit of Gold; Issuance of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets  Prior to November 4, 2019, the number of Shares that constituted a Basket was 50,000 Shares. Effective November 4, 2019, the Basket size was increased to 100,000 Shares (the “Basket Size Change”).  Only registered broker-dealers, or other securities market participants not required to register as broker-dealers such as banks or other financial institutions, who (1) are participants in the DTC and (2) have entered into written agreements with the Sponsor and the Trustee (each an “Authorized Participant”) can deposit gold and receive Baskets of Shares in exchange. The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

All gold bullion deposited with the Custodian or for the Custodian by the Zurich Sub-Custodian1 must be of at least a minimum fineness (or purity) of 995 parts per 1,000 (99.5%) and otherwise conform to the rules, regulations practices and customs of the LBMA, including the specifications for a London Good Delivery Bar.

Creation and redemption orders are accepted on “business days” the NYSE Arca is open for regular trading. Settlements of such orders requiring receipt or delivery, or confirmation of receipt or delivery, of gold in the United Kingdom, Zurich or another jurisdiction occurs on “business days” when (1) banks in the United Kingdom, Zurich or such other jurisdiction and (2) the London or Zurich gold markets are regularly open for business. If such banks or the London or Zurich gold markets are not open for regular business for a full day, such a day will only be a “business day” for settlement purposes if the settlement procedures can be completed by the end of such day.

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

Withdrawal of Gold; Redemption of Shares

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

1The Zurich Sub-Custodian is any firm selected by the Custodian to hold the Trust’s gold in the Trust Allocated Account (defined below) in the firm’s Zurich vault premises on a segregated basis and whose appointment has been approved by the Sponsor. The Custodian will use reasonable care in selecting any Zurich Sub-Custodian. As of the date of this annual report, the Zurich Sub-Custodian used by the Custodian is UBS AG, named in the Allocated Account Agreement, though the Zurich Sub-Custodian currently does not hold any of the Trust’s gold.

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

The redemption distribution from the Trust consists of a credit to the redeeming Authorized Participant’s Authorized Participant Unallocated Account, either loco London or loco Zurich, representing the amount of the gold held by the Trust evidenced by the Shares being redeemed. Fractions of a fine ounce of gold included in the redemption distribution smaller than 0.001 of a fine ounce are disregarded. Redemption distributions are subject to the deduction of any applicable tax or other governmental charges which may be due.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million. As of December 31, 2020, the Trustee was in compliance with these conditions.

The Trustee’s Role

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include (1) transferring the Trust’s gold as needed to pay the Sponsor’s Fee in gold (gold transfers are expected to occur approximately monthly in the ordinary course), (2) valuing the Trust’s gold and calculating the NAV of the Trust and the NAV per Share, (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC, (4) selling the Trust’s gold as needed to pay any extraordinary Trust expenses that are not assumed by the Sponsor, (5) when appropriate, making distributions of cash or other property to Shareholders, and (6) receiving and reviewing reports from or on the Custodian’s custody of and transactions in the Trust’s gold. The Trustee shall, with respect to directing the Custodian, act in accordance with the instructions of the Sponsor. If the Custodian resigns, the Trustee shall appoint an additional or replacement Custodian selected by the Sponsor. The Trustee intends to regularly communicate with the Sponsor to monitor the overall performance of the Trust. The Trustee does not monitor the performance of the Custodian, the Zurich Sub-Custodian, or any other sub-custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements. The Trustee, along with the Sponsor, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee will assist and support the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

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

Inspection of Gold

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. Under the Allocated Account Agreement, the Custodian agreed to procure similar inspection rights from the Zurich Sub-Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the gold and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of August 14, 2020. Due to unprecedented social lock-down policies implemented in the UK and Switzerland to help prevent the spread of COVID-19, neither the Sponsor, nor Inspectorate, were able to perform a physical inspection of the Trust's gold at December 31, 2020. In lieu of a physical inspection, the Sponsor performed alternative procedures to verify the gold held by the Trust at December 31, 2020. These procedures included confirmation of the gold bar list and total ounces of gold held by the Custodian at December 31, 2020, and an independent recalculation of ounces of gold for each creation or redemption transaction from August 14, 2020, the date of the last physical inspection, through December 31, 2020. The Sponsor and Inspectorate also virtually inspected a selection of gold bars held by the Custodian on behalf of the Trust, verifying the weight of the bars and that the serial numbers of the bars selected matched the records of the Trust.

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

Description of Limited Rights

The Shares do not represent a traditional investment and Shareholders should not view them as similar to shares of a corporation operating a business enterprise with management and a board of directors. Shareholders do not have the statutory rights normally associated with the ownership of shares of a corporation, including, for example, the right to bring “oppression” or “derivative” actions. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights, or, except as provided below, any redemption rights or rights to distributions.

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

The process of withdrawing gold from the Trust for a redemption of a Basket follows the same general procedure as for depositing gold with the Trust for a creation of a Basket, only in reverse. Each transfer of gold between the Trust Allocated Account and the Trust Unallocated Account connected with a creation or redemption of a Basket may result in a small amount of gold being held in the Trust Unallocated Account after the completion of the transfer. In making deposits and withdrawals between the Trust Allocated Account and the Trust Unallocated Account, the Custodian will use commercially reasonable efforts to minimize the amount of gold held in the Trust Unallocated Account as of the close of each business day. See “Deposit of Gold; Issuance of Shares” and “Withdrawal of Gold; Redemption of Shares.”

United States Federal Income Tax Consequences

The following discussion of the material US federal income tax consequences generally applies to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue Code of 1986 as amended (the “Code”). The discussion below is based on the Code, United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the U.S. Dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares, including substantial changes to the Code made in the Tax Cuts and Jobs Act (P.L. 115-97).

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

● An individual who is treated as a citizen or resident of the United States for US federal income tax purposes;

● A corporation (or other entity treated as a corporation for US federal tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof;

● An estate, the income of which is includible in gross income for US federal income tax purposes regardless of its source; or

● A trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more US persons have the authority to control all substantial decisions of the trust.

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

Under current law, gains recognized by individuals, estates or trusts from the sale of “collectibles,” including physical gold, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gains recognized by an individual upon the sale of Shares held for more than one year, or attributable to the Trust’s sale of any physical gold which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a corporate taxpayer are generally the same as those at which ordinary income is taxed.

In addition, high-income individuals and certain trusts and estates are subject to a 3.8% Medicare contribution tax that is imposed on net investment income and gain. Shareholders should consult their tax advisor regarding this tax.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fees incurred by a Shareholder in purchasing Shares is treated as part of the Shareholder’s tax basis in the Shares. Similarly, any brokerage fee incurred by a Shareholder in selling Shares reduces the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize gain or loss upon a sale of gold by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Under the Tax Cuts and Jobs Act (P.L. 115-97), miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

RISKS RELATED TO GOLD

The price of gold may be affected by the sale of ETVs tracking the gold markets.

To the extent existing exchange traded vehicles (“ETVs”) tracking the gold markets represent a significant proportion of demand for physical gold bullion, large redemptions of the securities of these ETVs could negatively affect physical gold bullion prices and the price and NAV of the Shares.

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

Several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of Shares. Among them:

●	A significant increase in gold hedging activity by gold producers. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices, adversely affecting the price of the Shares.

●	A significant change in the attitude of speculators, investors and central banks towards gold. Should the speculative community take a negative view towards gold or central banking authorities determine to sell national gold reserves, either event could cause a decline in world gold prices, negatively impacting the price of the Shares.

●	A widening of interest rate differentials between the cost of money and the cost of gold could negatively affect the price of gold which, in turn, could negatively affect the price of the Shares.

●	A combination of rising money interest rates and a continuation of the current low cost of borrowing gold could improve the economics of selling gold forward. This could result in an increase in hedging by gold mining companies and short selling by speculative interests, which would negatively affect the price of gold. Under such circumstances, the price of the Shares would be similarly affected.

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

The Shares are designed to mirror as closely as possible the performance of the price of gold bullion, and the value of the Shares relates directly to the value of the gold held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of gold has fluctuated widely over the past several years. Several factors may affect the price of gold, including:

●	Global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, Russia and the United States;

●	Investors’ expectations with respect to the rate of inflation;

●	Currency exchange rates;

●	Interest rates;

●	Investment and trading activities of hedge funds and commodity funds; and

●	Global or regional political, economic or financial events and situations.

In addition, investors should be aware that there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

RISKS RELATED TO THE SHARES

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

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard on its part. That means the Sponsor or the Trustee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Trust and the value of the Shares.

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

In the event that one or more Authorized Participants having substantial interests in Shares or otherwise responsible for a significant portion of the Shares’ daily trading volume on the Exchange withdraw from participation, the liquidity of the Shares will likely decrease which could adversely affect the market price of the Shares and result in Shareholders incurring a loss on their investment.

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

The amount of gold represented by each Share decreases each day by the Sponsor’s Fee. In addition, although the Sponsor has agreed to assume all organizational and certain administrative and marketing expenses incurred by the Trust (the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and reimbursement of the Custodian’s expenses under the Custody Agreements, Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses), in exceptional cases certain Trust expenses may need to be paid by the Trust. Because the Trust does not have any income, it must either make payments in-kind by deliveries of gold (as is the case with the Sponsor’s Fee) or it must sell gold to obtain cash (as in the case of any exceptional expenses).  The result of these sales of gold and recurring deliveries of gold to pay the Sponsor’s Fee in-kind is a decrease in the amount of gold represented by each Share. New deposits of gold, received in exchange for new Shares issued by the Trust, will not reverse this trend.

A decrease in the amount of gold represented by each Share results in a decrease in each Share’s price even if the price of gold bullion does not change. To retain the Share’s original price, the price of gold must increase. Without that increase, the lesser amount of gold represented by the Share will have a correspondingly lower price. If this increase does not occur, or is not sufficient to counter the lesser amount of gold represented by each Share, Shareholders will sustain losses on their investment in Shares.

An increase in Trust expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Trust, will require the Trustee to sell larger amounts of gold, and will result in a more rapid decrease of the amount of gold represented by each Share and a corresponding decrease in its value.

RISKS RELATED TO THE CUSTODY OF GOLD

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

The Trust’s lack of insurance protection and the Shareholders’ limited rights of legal recourse against the Trust, the Trustee, the Sponsor, the Custodian, the Zurich Sub-Custodian and any other sub-custodian exposes the Trust and its Shareholders to the risk of loss of the Trust’s gold for which no person is liable.

The Trust does not insure its gold. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate in connection with its custodial obligations and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the gold held by the Custodian on behalf of the Trust. In addition, the Custodian and the Trustee do not require the Zurich Sub-Custodian or any other direct or indirect sub-custodians to be insured or bonded with respect to their custodial activities or in respect of the gold held by them on behalf of the Trust. Further, Shareholders’ recourse against the Trust, the Trustee and the Sponsor under New York law, the Custodian, the Zurich Sub-Custodian and any other sub-custodian under English law, and any other sub-custodian under the law governing their custody operations is limited. Consequently, a loss may be suffered with respect to the Trust’s gold which is not covered by insurance and for which no person is liable in damages.

The Custodian’s limited liability under the Custody Agreements and English law may impair the ability of the Trust to recover losses concerning its gold and any recovery may be limited, even in the event of fraud, to the market value of the gold at the time the fraud is discovered.

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust’s unallocated gold account (“Unallocated Account”) and the Trust’s allocated gold account (“Allocated Account”), the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited to the market value of the gold lost or damaged at the time such negligence, fraud or willful default is discovered by the Custodian provided the Custodian notifies the Trust and the Trustee promptly after the discovery of the loss or damage. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant establishing an Authorized Participant Unallocated Account), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. For any Authorized Participant Unallocated Bullion Account Agreement between an Authorized Participant and another gold clearing bank, the liability of the gold clearing bank to the Authorized Participant may be greater or lesser than the Custodian’s liability to the Authorized Participant described in the preceding sentence, depending on the terms of the agreement. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or a Shareholder, under English law, is limited. Furthermore, under English common law, the Custodian, the Zurich Sub-Custodian, or any other sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian, the Zurich Sub-Custodian and any other sub-custodians are governed by English law, which may frustrate the Trust in attempting to seek legal redress against the Custodian, the Zurich Sub-Custodian or any other sub-custodian concerning its gold.

The obligations of the Custodian under the Custody Agreements are, and the Authorized Participant Unallocated Bullion Account Agreements may be, governed by English law. The Custodian has entered into arrangements with the Zurich Sub-Custodian and may enter into arrangements with any other sub-custodians for the custody or temporary holding of the Trust’s gold, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Zurich Sub-Custodian or any other sub-custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

Although the relationship between the Custodian and the Zurich Sub-Custodian concerning the Trust’s allocated gold is expressly governed by English law, a court hearing any legal dispute concerning their arrangement may disregard that choice of law and apply Swiss law, in which case the ability of the Trust to seek legal redress against the Zurich Sub-Custodian may be frustrated.

The obligations of the Zurich Sub-Custodian under its arrangement with the Custodian with respect to the Trust’s allocated gold is expressly governed by English law. Nevertheless, a court in the United States, England or Switzerland may determine that English law should not apply and, instead, apply Swiss law to that arrangement. Not only might it be difficult or impossible for a United States or English court to apply Swiss law to the Zurich Sub-Custodian’s arrangement, but application of Swiss law may, among other things, alter the relative rights and obligations of the Custodian and the Zurich Sub-Custodian to the extent that a loss to the Trust’s gold may not have adequate or any legal redress. Further, the ability of the Trust to seek legal redress against the Zurich Sub-Custodian may be frustrated by application of Swiss law.

The Trust may not have adequate sources of recovery if its gold is lost, damaged, stolen or destroyed.

If the Trust’s gold is lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodian, the Zurich Sub-Custodian or any other sub-custodian or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

Shareholders and Authorized Participants lack the right under the Custody Agreements to assert claims directly against the Custodian, the Zurich Sub-Custodian, and any other sub-custodian.

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

GENERAL RISKS

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

The United Kingdom left the European Union (the “EU”) (“Brexit”) on January 31, 2020, subject to a transitional period which ended December 31, 2020. During the transitional period, although the United Kingdom was no longer a member state of the EU, it remained subject to EU law and regulations as if it were still a member state. The United Kingdom and the EU were to negotiate the terms of their future trading relationship during the transitional period. On December 24, 2020, negotiators representing the United Kingdom and the EU came to a preliminary trade agreement, which was subsequently ratified by the UK Parliament. The trade agreement must also be ratified by the European Parliament.

The unavoidable uncertainties and events related to Brexit could increase taxes and costs of business and cause volatility in currency exchange rates and interest rates. Brexit could adversely affect the performance of contracts in existence at the date of Brexit and European, United Kingdom or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions, regulatory agencies and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the United Kingdom and EU is defined and the United Kingdom determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares. In addition, the risk that Standard Life Aberdeen plc, the parent of the Sponsor and which is headquartered in the United Kingdom, failed to adequately prepare for the end of Brexit’s transitional period could have significant customer, reputation and capital impacts for Standard Life Aberdeen plc and its subsidiaries, including those providing services to the Trust; however, Standard Life Aberdeen plc and its subsidiaries have detailed contingency planning in place to seek to manage the consequences of Brexit to the Trust and to avoid any disruption on the Trust and to the services they provide. Given the fluidity and complexity of the situation, we cannot provide assurance that the Trust will not be adversely impacted despite these preparations.

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of public health crises, including the ongoing novel coronavirus pandemic.

The respiratory illness COVID-19 caused by a novel coronavirus has resulted in a global pandemic and major disruption to economies and markets around the world, including the United States. Financial markets have experienced extreme volatility trading in many instruments has been disrupted. Liquidity for many instruments has been greatly reduced for periods of time. Some interest rates are very low and in some cases yields are negative. Some sectors of the economy and individual issuers have experienced particularly large losses. These circumstances may continue for an extended period of time, and may continue to affect adversely the value and liquidity of the Trust's investments. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, including the Trust and its service providers, are not known. The information technology and other operational systems upon which the Trust’s service providers rely could be impaired and the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust could be disrupted. Governments and central banks, including the Federal Reserve in the U.S., have taken extraordinary and unprecedented actions to support local and global economies and the financial markets. The impact of these measures, and whether they will be effective to mitigate the economic and market disruption, will not be known for some time.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on September 1, 2009 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol SGOL since its initial public offering on September 9, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2020 and 2019:

Fiscal Year Ended December 31, 2020: Quarter Ended
	High	Low
March 31, 2020	$16.61	$14.12
June 30, 2020	$17.14	$15.31
September 30, 2020	$19.85	$17.05
December 31, 2020	$18.76	$17.08

Fiscal Year Ended December 31, 2019: Quarter Ended(1)
	High	Low
March 31, 2019	$12.93	$12.35
June 30, 2019	$13.71	$12.25
September 30, 2019	$14.99	$13.34
December 31, 2019	$14.62	$14.01

(1) After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the "Split"). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

The number of outstanding Share of the Trust as of February 24, 2021 was 147,100,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2020	$19.85	$18.36
September 2020	$18.95	$17.91
October 2020	$18.54	$17.98
November 2020	$18.76	$17.08
December 2020	$18.28	$17.45
January 2021	$18.73	$17.55

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 100,000 Shares, referred to as a Basket. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2020 and 2019:

Month	Total number of Shares redeemed	Average ounces of gold per share
January 2020	—	—
February 2020	—	—
March 2020	5,700,000	0.0096
April 2020	—	—
May 2020	—	—
June 2020	—	—
July 2020	—	—
August 2020	—	—
September 2020	1,300,000	0.0096
October 2020	1,900,000	0.0096
November 2020	1,200,000	0.0096
December 2020	2,400,000	0.0096
Total	12,500,000	0.0096

Month	Total number of Shares redeemed	Average ounces of gold per share(1)
January 2019	—	—
February 2019	—	—
March 2019	2,000,000	0.0096
April 2019	1,000,000	0.0096
May 2019	2,000,000	0.0096
June 2019	—	—
July 2019	—	—
August 2019	—	—
September 2019	1,500,000	0.0096
October 2019	—	—
November 2019	1,300,000	0.0096
December 2019	—	—
Total	7,800,000	0.0096

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

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
(Amounts in 000’s of US$, except for Share and per Share data)
Total assets	$2,652,891	$1,196,068	$846,835	$1,048,326	$935,268
Total gain/(loss) on gold	$367,389	$155,359	$(18,588)	$110,859	$53,946
Change in net assets from operations	$363,748	$153,679	$(22,156)	$106,862	$50,022
Weighted average number of Shares(1)	124,112,022	73,381,967	77,198,630	83,869,863	82,506,831
Net increase / (decrease) in net assets per Share(1)	$2.93	$2.09	$(0.29)	$1.27	$0.61
Net cash provided by operating activities	$—	$—	$—	$—	$—

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

Shares of the Trust trade on the NYSE Arca under the symbol “SGOL”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the net asset value (“NAV”) of the Shares against the corresponding gold price (per 1/100 of an oz. of gold) since inception:

NAV per Share vs. Gold Price from the September 9, 2009 (the Date of Inception) to December 31, 2020(1)

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

Critical Accounting Policy

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of gold bullion, a critical accounting policy that we believe is important to understanding the results of operations and financial position. In addition, please refer to Note 2 to the Financial Statements for further discussion of accounting policies.

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

	December 31, 2020	December 31, 2019	December 31, 2018
(Amounts in 000’s of US$)
Investment in gold - cost	$2,135,209	$1,011,343	$786,969
Unrealized gain on investment in gold	517,682	181,808	35,144
Investment in gold - fair value	$2,652,891	$1,193,151	$822,113

Inspection of Gold

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. Under the Allocated Account Agreement, the Custodian agreed to procure similar inspection rights from the Zurich Sub-Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the gold and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of August 14, 2020. Due to unprecedented social lock-down policies implemented in the UK and Switzerland to help prevent the spread of COVID-19, neither the Sponsor, nor Inspectorate, were able to perform a physical inspection of the Trust's gold at December 31, 2020. In lieu of a physical inspection, the Sponsor performed alternative procedures to verify the gold held by the Trust at December 31, 2020. These procedures included confirmation of the gold bar list and total ounces of gold held by the Custodian at December 31, 2020, and an independent recalculation of ounces of gold for each creation or redemption transaction from August 14, 2020, the date of the last physical inspection, through December 31, 2020. The Sponsor and Inspectorate also virtually inspected a selection of gold bars held by the Custodian on behalf of the Trust, verifying the weight of the bars and that the serial numbers of the bars selected matched the records of the Trust.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At December 31, 2020 and 2019, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
(Amounts in 000’s of US$)
Total gain/(loss) on gold	$367,389	$155,359	$(18,588)
Net change in assets from operations	$363,748	$153,679	$(22,156)
Net cash provided by operating activities	$—	$—	$—

The year ended December 31, 2020

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $1,195,896,624 at December 31, 2019 to $ 2,652,511,503 at December 31, 2020, a 121.80% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 24.61% from $1,514.75 at December 31, 2019 to $1,887.60 at December 31, 2020 and an increase in outstanding Shares, which rose from 82,000,000 Shares at December 31, 2019 to 146,200,000 Shares at December 31, 2020, a result of 76,700,000 Shares (767 Baskets) being created and 12,500,000 Shares (125 Baskets) being redeemed during the year1.

The NAV per Share increased 24.42% from $14.58 at December 31, 2019 to $18.14 at December 31, 2020. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $3,640,527 for the year, or 0.17% of the Trust’s ANAV.

The NAV per Share of $19.88 at August 6, 2020 was the highest during the year, compared with a low of $14.19 at March 19, 2020.

The increase in net assets from operations for the year ended December 31, 2020 was $363,748,468, resulting from a realized gain of $642,860 on the transfer of gold to pay expenses, a realized gain of $30,872,826 on gold distributed for the redemption of Shares, a change in unrealized gain on investment of gold of $335,873,309, offset by the Sponsor’s Fees of $3,640,527. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2020.

The year ended December 31, 2019

The Trust’s NAV increased from $846,715,993 at December 31, 2018 to $1,195,896,624 at December 31, 2019, a 41.24% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 18.19% from $1,281.65 at December 31, 2018 to $1,514.75 at December 31, 2019 and an increase in outstanding Shares, which rose from 68,500,000 Shares at December 31, 2018 to 82,000,000 Shares at December 31, 2019, a result of 21,300,000 Shares (213 Baskets) being created and 7,800,000 Shares (78 Baskets) being redeemed during the year1.

The NAV per Share increased 17.95% from $12.36 at December 31, 2018 to $14.58 at December 31, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,680,258 for the year, or 0.17% of the Trust's ANAV.

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

The NAV per Share decreased 1.51% from $12.55 at December 31, 2017 to $12.36 at December 31, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $3,567,948 for the year, or, effective December 1, 2018, 0.17% of the Trust’s ANAV (prior to December 1, 2018, the Sponsor’s Fee was 0.39%).

The NAV per Share of $13.11 at January 25, 2018 was the highest during the year, compared with a low of $11.38 at August 17, 2018.

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

35

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments..

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2020

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$588	$808	$1,102	$1,143	$3,641
Total expenses	588	808	1,102	1,143	3,641

Net investment loss	(588)	(808)	(1,102)	(1,143)	(3,641)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	89	120	208	226	643
Realized gain / (loss) on gold distributed for the redemption of Shares	9,417	—	4,384	17,072	30,873
Change in unrealized gain on investment in gold	59,879	164,597	130,063	(18,666)	335,873
Total gain/(loss) on investment in gold	69,385	164,717	134,655	(1,368)	367,389

Change in net assets from operations	$68,797	$163,909	$133,553	$(2,511)	$363,748

Net increase in net assets per Share	$0.76	$1.42	$0.94	$(0.02)	$2.93

Weighted average number of Shares	90,987,912	115,749,451	142,115,217	147,114,565	124,112,022

Year Ended December 31, 2019

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$373	$374	$434	$499	$1,680
Total expenses	373	374	434	499	1,680

Net investment loss	(373)	(374)	(434)	(499)	(1,680)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	19	17	52	66	154
Realized gain / (loss) on gold distributed for the redemption of Shares	1,430	1,341	3,508	2,262	8,541
Change in unrealized gain on investment in gold	7,609	72,906	46,608	19,541	146,664
Total gain on investment in gold	9,058	74,264	50,168	21,869	155,359

Change in net assets from operations	$8,685	$73,890	$49,734	$21,370	$153,679

Net increase in net assets per Share(1)	$0.12	$1.07	$0.69	$0.26	$2.09

Weighted average number of Shares(1)	70,911,111	68,802,198	72,559,783	81,204,348	73,381,967

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2020, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2020. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2020.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Gold ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Aberdeen Standard Gold ETF Trust’s (the Trust) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2020 and 2019, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three-year period ended December 31, 2020, and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements and financial highlights.

Basis for Opinion

The Sponsor’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 26, 2021

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Audit fees – KPMG	$77,825	$72,900
Audit related fees – KPMG	—	10,000
	$77,825	$82,900

Audit Fees are fees paid by the Sponsor to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements. These services include the accountant providing a consent letter related to the Trust's registration statement filing.

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158221 on September 1, 2009

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-234637 on November 12, 2019

4.1(c)	Second Amendment to the Depositary Trust Agreement effective December 1, 2018, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on December 6, 2018

4.1(d)	Third Amendment to the Depository Trust Agreement effective June 20, 2019, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on June 13, 2019

4.2	Form of Authorized Participant Agreement, effective as of September 5, 2017, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158221 on September 1, 2009

10.1(a)	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158221 on September 1, 2009

10.1(b)	Amendment to the Allocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.1(c)	Amendment to the Allocated Account Agreement and the Unallocated Account Agreement effective June 29, 2019, incorporated by reference to Exhibit 10.1 field with the Trust’s Current Report on Form 8-K on June 13, 2019

10.1(d)	Second amendment to the Allocated Account Agreement effective June 5, 2020 incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.2(a)	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158221 on September 1, 2009

10.2(b)	Amendment to the Unallocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.2(c)	Second amendment to the Unallocated Account Agreement effective June 5, 2020 incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158221 on September 1, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158221 on September 1, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective as of October 1, 2018

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABERDEEN STANDARD GOLD ETF TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2020
INDEX

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Gold ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Aberdeen Standard Gold ETF Trust (the Trust), including the schedules of investments, as of December 31, 2020 and 2019, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three-year period ended December 31, 2020. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2020 and 2019, and the results of its operations and the changes in its net assets, for each of the years in the three-year period ended December 31, 2020, and the financial highlights for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements and financial highlights that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and the financial highlights and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the financial statements and the financial highlights, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the Evidence Pertaining to the Existence of the Gold Holdings

As presented on the December 31, 2020 schedule of investments, the fair value of the Trust’s investment in gold was $2.65 billion, representing 100% of the Trust’s total assets, and 1,405,430.5 ounces of gold holdings. The investment in gold was held by a third-party custodian (the custodian).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of gold held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Trust’s gold holdings process, including controls over (1) the comparison of the Trust’s records of gold held to the custodian’s records, (2) the approval of gold deposits and withdrawals by the trustee of the Trust and (3) the roll forward of gold holdings from the date of the Trust’s most recent physical inspection through December 31, 2020. We obtained a schedule directly from the custodian of the Trust’s gold holdings held by the custodian as of December 31, 2020. We compared the total ounces on such schedule to the Trust’s record of gold holdings. We also tested the Trust’s roll forward of gold holdings from August 14, 2020 (the date of the Trust’s most recent physical inspection performed at the custodian’s locations by a third party engaged by the Trust’s sponsor (the inspector)) through December 31, 2020 by (1) agreeing the Trust’s records of gold holdings as of the last inspection date to the inspector’s and/or custodian’s records, (2) agreeing gold holdings transactions to order confirmations and trade tickets, and (3) comparing the Trust’s expected holdings to the schedule obtained directly from the custodian of the Trust’s gold holdings at December 31, 2020.

We have served as the Trust’s auditor since 2015.

/s/ KPMG LLP

New York, New York
February 26, 2021

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Assets and Liabilities

At December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: December 31, 2020: $2,135,209; December 31, 2019: $1,011,343)	$2,652,891	$1,193,151
Gold receivable	—	2,917
Total assets	2,652,891	1,196,068

LIABILITIES
Fees payable to Sponsor	379	171
Total liabilities	379	171

NET ASSETS(1)	$2,652,512	$1,195,897

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at December 31, 2020 were 146,200,000 and at December 31, 2019 were 82,000,000. Net asset values per Share at December 31, 2020 and December 31, 2019 were $18.14 and $14.58, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Schedules of Investments

At December 31, 2020 and 2019

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,405,430.5	$2,135,209	$2,652,891	100.01%
Total investment in gold	1,405,430.5	$2,135,209	$2,652,891	100.01%
Less liabilities			(379)	(0.01)%
Net Assets			$2,652,512	100.00%

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	787,688.3	$1,011,343	$1,193,151	99.77%
Total investment in gold	787,688.3	$1,011,343	$1,193,151	99.77%
Other assets less liabilities			2,746	0.23%
Net Assets			$1,195,897	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Operations

For the years ended December 31, 2020, 2019, and 2018

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$3,641	$1,680	$3,568
Total expenses	3,641	1,680	3,568

Net investment loss	(3,641)	(1,680)	(3,568)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	643	154	159
Realized gain on gold distributed for the redemption of Shares	30,873	8,541	10,687
Change in unrealized gain / (loss) on investment in gold	335,873	146,664	(29,434)
Total gain / (loss) on investment in gold	367,389	155,359	(18,588)

Change in net assets from operations	$363,748	$153,679	$(22,156)

Net increase / (decrease) in net assets per Share(1)	$2.93	$2.09	$(0.29)

Weighted average number of Shares(1)	124,112,022	73,381,967	77,198,630

(1)	After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Changes in Net Assets

For the years ended December 31, 2020, 2019 and 2018

	Year Ended December 31, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2020	82,000,000	$1,195,897
Net investment loss		(3,641)
Realized gain on investment in gold		31,516
Change in unrealized gain on investment in gold		335,873
Creations	76,700,000	1,296,036
Redemptions	(12,500,000)	(203,169)
Closing balance at December 31, 2020	146,200,000	$2,652,512

	Year Ended December 31, 2019
(Amounts in 000’s of US$, except for Share data)	Shares(1)	Amount
Opening balance at January 1, 2019	68,500,000	$846,716
Net investment loss		(1,680)
Realized gain on investment in gold		8,695
Change in unrealized gain on investment in gold		146,664
Creations	21,300,000	297,717
Redemptions	(7,800,000)	(102,215)
Closing balance at December 31, 2019	82,000,000	$1,195,897

	Year Ended December 31, 2018
(Amounts in 000’s of US$, except for Share data)	Shares(1)	Amount
Opening balance at January 1, 2018	83,500,000	$1,047,979
Net investment loss		(3,568)
Realized gain on investment in gold		10,846
Change in unrealized (loss) on investment in gold		(29,434)
Creations	12,500,000	157,503
Redemptions	(27,500,000)	(336,610)
Closing balance at December 31, 2018	68,500,000	$846,716

(1)

After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Financial Highlights

For the years ended December 31, 2020, 2019 and 2018

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Per Share Performance (for a Share outstanding throughout the entire period)(1)
Net asset value per Share at beginning of period	$14.58	$12.36	$12.55
Income from investment operations:
Net investment loss	(0.03)	(0.02)	(0.05)
Total realized and unrealized gains or losses on investment in gold	3.59	2.24	(0.14)
Change in net assets from operations	3.56	2.22	(0.19)

Net asset value per Share at end of period	$18.14	$14.58	$12.36

Weighted average number of Shares	124,112,022	73,381,967	77,198,630

Expense ratio	0.17%	0.17%	0.38	%(2)

Net investment loss ratio	(0.17)%	(0.17)%	(0.38)%

Total return, net asset value	24.42%	17.95%	(1.51)%

(1)	After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.
(2)	Effective December 1, 2018, the Sponsor’s fee accruals daily at an annualized rate of 0.17%. Prior to December 1, 2018, the Sponsor’s fee accrued at a daily annualized rate of 0.39%.

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

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Custodian’s Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of UBS AG, or any other firm selected by the Custodian, to hold the Trust’s gold in the Trust’s allocated account in the firm’s vault premises on a segregated basis. Effective as of the close of business June 20, 2019, the Sponsor approved the addition of London, England as a location where the Custodian may custody allocated gold bullion deposited with and held by the Trust. At December 31, 2020, none of the Trust's gold was held by a sub-custodian.

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

The investment in gold is classified as a level 1 asset, as the value of the Trust’s investment in gold is calculated using unadjusted quoted prices from primary market sources.

ABERDEEN STANDARD GOLD ETF TRUST

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2020	December 31, 2019
Level 1
Investment in gold	$2,652,891	$1,193,151

Based on its continuous assessment of the valuation techniques and inputs used to value the Trust's gold, the Sponsor determined that the inputs used in determining the value of the Trust's gold are more representative of Level 1 inputs, rather than Level 2 inputs. Therefore, all of the Trust's gold was transferred from Level 2 to Level 1 at December 31, 2020. The December 31, 2019 information has been reclassified to level 1 for comparative purposes.

2.3.    Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within two business days of the trade date. At December 31, 2020, the Trust had no gold receivable or payable for the creation or redemption of Shares. At December 31, 2019, the Trust had $2,916,821 of gold receivable for the creation of shares and no gold payable for the redemption of Shares.

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

ABERDEEN STANDARD GOLD ETF TRUST

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2020 and December 31, 2019.

2.6.    Investment in Gold

Changes in ounces of gold and their respective values for the years ended December 31, 2020 and 2019 are set out below:

	Year Ended December 31, 2020	Year Ended December 31, 2019
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	787,688.3	641,449.1
Creations	739,919.1	222,589.1
Redemptions	(120,236.3)	(75,167.4)
Transfers of gold to pay expenses	(1,940.6)	(1,182.5)
Closing balance	1,405,430.5	787,688.3

Investment in gold
Opening balance	$1,193,151	$822,113
Creations	1,298,953	319,522
Redemptions	(203,169)	(102,215)
Realized gain on gold distributed for the redemption of Shares	30,873	8,541
Transfers of gold to pay expenses	(3,433)	(1,628)
Realized gain on gold transferred to pay expenses	643	154
Change in unrealized gain on investment in gold	335,873	146,664
Closing balance	$2,652,891	$1,193,151

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

ABERDEEN STANDARD GOLD ETF TRUST

For the years ended December 31, 2020, 2019 and 2018, the Sponsor’s Fee was $3,640,527, $1,680,258 and $3,567,948, respectively.

At December 31, 2020 and at December 31, 2019, the fees payable to the Sponsor were $379,068 and $171,336, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2020, 2019 and 2018.

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

ABERDEEN STANDARD INVESTMENTS ETFs SPONSOR LLC

Date: February 26, 2021	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2021	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.