Form 10-Q
period 2021-03-31
Aberdeen Standard Gold ETF Trust
filed 2021-05-07
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number: 001-34441

 ABERDEEN STANDARD GOLD ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4587209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Gold Shares ETF	SGOL	NYSE Arca

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

As of May 5, 2021, Aberdeen Standard Gold ETF Trust had 137,100,000 Aberdeen Standard Physical Gold Shares ETF outstanding.

ABERDEEN STANDARD GOLD ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

ABERDEEN STANDARD GOLD ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021	December 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: March 31, 2021: $2,045,614; December 31, 2020: $2,135,209)	$2,265,171	$2,652,891
Total assets	2,265,171	2,652,891

LIABILITIES
Fees payable to Sponsor	334	379
Total liabilities	334	379

NET ASSETS(1)	$2,264,837	$2,652,512

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2021 were 139,400,000 and at December 31, 2020 were 146,200,000. Net asset values per Share at March 31, 2021 and December 31, 2020 were $16.25 and $18.14, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Schedules of Investments

At March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,339,505.8	$2,045,614	$2,265,171	100.01%
Total investment in gold	1,339,505.8	$2,045,614	$2,265,171	100.01%
Less liabilities			(334)	(0.01)%
Net Assets			$2,264,837	100.00%

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,405,430.5	$2,135,209	$2,652,891	100.01%
Total investment in gold	1,405,430.5	$2,135,209	$2,652,891	100.01%
Less liabilities			(379)	(0.01)%
Net Assets			$2,652,512	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Operations (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,051	$588
Total expenses	1,051	588

Net investment loss	(1,051)	(588)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	195	89
Realized gain on gold distributed for the redemption of Shares	20,641	9,417
Change in unrealized (loss) / gain on investment in gold	(298,124)	59,879
Total (loss) / gain on investment in gold	(277,288)	69,385

Change in net assets from operations	$(278,339)	$68,797

Net increase / (decrease) in net assets per Share	$(1.91)	$0.76

Weighted average number of Shares	145,787,778	90,987,912

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three Months Ended March 31, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2021	146,200,000	$2,652,512
Net investment loss		(1,051)
Realized gain on investment in gold		20,836
Change in unrealized (loss) on investment in gold		(298,124)
Creations	3,400,000	60,968
Redemptions	(10,200,000)	(170,304)
Closing balance at March 31, 2021	139,400,000	$2,264,837

	Three Months Ended March 31, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2020	82,000,000	$1,195,897
Net investment loss		(588)
Realized gain on investment in gold		9,506
Change in unrealized gain on investment in gold		59,879
Change in unrealized (loss) on unsettled creations or redemptions		(18)
Creations	18,500,000	285,971
Redemptions	(5,700,000)	(82,715)
Closing balance at March 31, 2020	94,800,000	$1,467,932

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Financial Highlights (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$18.14	$14.58
Income from investment operations:
Net investment loss	(0.01)	(0.01)
Total realized and unrealized gains or losses on investment in gold	(1.88)	0.91
Change in net assets from operations	(1.89)	0.90

Net asset value per Share at end of period	$16.25	$15.48

Weighted average number of Shares	145,787,778	90,987,912

Expense ratio(1)	0.17%	0.17%

Net investment loss ratio(1)	(0.17)%	(0.17)%

Total return, net asset value(2)	(10.42)%	6.17%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

1.    Organization

The Aberdeen Standard Gold ETF Trust (the “Trust”) is a common law trust formed on September 1, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds gold bullion and issues Aberdeen Standard Physical Gold Shares ETF (“Shares”) in minimum blocks of 100,000 Shares (also referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”).  ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the gold market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2021 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year.

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

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Custodian’s Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of UBS AG, or any other firm selected by the Custodian,

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

2.2.    Valuation of Gold (continued)

to hold the Trust’s gold in the Trust’s allocated account in the firm’s vault premises on a segregated basis. Effective as of the close of business June 20, 2019, the Sponsor approved the addition of London, England as a location where the Custodian may custody allocated gold bullion deposited with and held by the Trust. At March 31, 2021, none of the Trust’s gold was held by a sub-custodian.

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

The per Share amount of gold exchanged for a purchase or redemption is calculated daily by the Trustee using the LBMA PM Gold Price to calculate the gold amount in respect of any liabilities for which covering gold sales have not yet been made, and represents the per Share amount of gold held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

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

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

2.2.    Valuation of Gold (continued)

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The Trust’s investment in gold is classified as a level 1 asset, as its value is calculated using unadjusted quoted prices from primary market sources.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2021	December 31, 2020

Level 1
Investment in gold	$2,265,171	$2,652,891

There were no transfers between levels during the three months ended March 31, 2021.  The Trust’s gold was transferred from Level 2 to Level 1 at December 31, 2020.

2.3.    Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within two business days of the trade date. At March 31, 2021, the Trust had no gold receivable or payable for the creation or redemption of Shares. At December 31, 2020, the Trust had no gold receivable or payable for the creation or redemption of Shares.

2.4.    Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 100,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in The Depository Trust Company; (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor; and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other gold bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the gold required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated gold account, either loco London or loco Zurich, established with the Custodian or a gold bullion clearing bank by an Authorized Participant.

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

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

2.4.    Creations and Redemptions of Shares (continued)

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2021 and December 31, 2020.

2.6.    Investment in Gold

Changes in ounces of gold and their respective values for the three months ended March 31, 2021 and 2020 are set out below:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,405,430.5	787,688.3
Creations	32,676.5	173,272.1
Redemptions	(98,009.9)	(54,860.2)
Transfers of gold to pay expenses	(591.3)	(351.6)
Closing balance	1,339,505.8	905,748.6

Investment in gold
Opening balance	$2,652,891	$1,193,151
Creations	60,968	278,031
Redemptions	(170,304)	(82,715)
Realized gain on gold distributed for the redemption of Shares	20,641	9,417
Transfers of gold to pay expenses	(1,096)	(548)
Realized gain on gold transferred to pay expenses	195	89

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Investment in gold
Opening balance	$2,652,891	$1,193,151
Creations	60,968	278,031
Redemptions	(170,304)	(82,715)
Realized gain on gold distributed for the redemption of Shares	20,641	9,417
Transfers of gold to pay expenses	(1,096)	(548)
Realized gain on gold transferred to pay expenses	195	89
Change in unrealized (loss) / gain on investment in gold	(298,124)	59,879
Closing balance	$2,265,171	$1,457,304

2.7.    Expenses / Realized Gains / Losses

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of gold to the Sponsor.

The Trust will transfer gold to the Sponsor to pay the Sponsor’s Fee that accrues daily at an annualized rate equal to 0.17% of the adjusted daily net asset value (“ANAV”) of the Trust, paid monthly in arrears.

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

For the three months ended March 31, 2021 and 2020, the Sponsor’s Fee was $1,050,889 and $587,711, respectively.

At March 31, 2021 and at December 31, 2020, the fees payable to the Sponsor were $334,153 and $379,068, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2021 and 2020.

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

3.    Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee and the Custodian and their affiliates may from time to time act as Authorized Participants and purchase or sell Shares for their own account, as agent for their customers and for

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

3.    Related Parties (continued)

accounts over which they exercise investment discretion. In addition, the Trustee and the Custodian and their affiliates may from time to time purchase or sell gold directly, for their own account, as agent for their customers and for accounts over which they exercise investment discretion. The Trustee’s and Custodian’s fees are paid by the Sponsor and are not separate expenses of the Trust.

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

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold and only in aggregations of 100,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee.

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

The Quarter Ended March 31, 2021

The Trust’s NAV decreased from $2,652,511,503 at December 31, 2020 to $2,264,837,021 at March 31, 2021, a 14.62% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares, which dropped from 146,200,000 Shares at December 31, 2020 to 139,400,000 Shares at March 31, 2021, as a result of 3,400,000 Shares (34 Baskets) being created and 10,200,000 Shares (102 Baskets) being redeemed, as well as a decrease in the price per ounce of gold, which dropped 10.41% from $1,887.60 at December 31, 2020 to $1,691.05 at March 31, 2021.

The NAV per Share decreased 10.42% from $18.14 at December 31, 2020 to $16.25 at March 31, 2021. The Trust’s NAV per Share decreased slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,050,889 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $18.68 at January 4, 2021 was the highest during the quarter, compared with a low of $16.18 at March 30, 2021.

The decrease in net assets from operations for the quarter ended March 31, 2021 was $278,338,931, resulting from a realized gain of $194,673 on the transfer of gold to pay expenses and a realized gain of $20,641,240 on gold distributed for the redemption of Shares, offset by a change in unrealized loss on investment in gold of $298,123,955 and the Sponsor’s Fee of $1,050,889. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2021.

The Quarter Ended March 31, 2020

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

The increase in net assets from operations for the quarter ended March 31, 2020 was $68,797,338, resulting from a realized gain of $88,563 on the transfer of gold to pay expenses, a realized gain of $9,417,390 on gold distributed for the redemption of Shares, and change in unrealized gain on investment in gold of $59,879,096, offset by the Sponsor’s Fee of $587,711. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2020.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2021, the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Refer to Note 2 to the Financial Statements for further information on accounting policies.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2021, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Effects of COVID-19

The respiratory illness COVID-19 caused by a novel coronavirus has resulted in a global pandemic and major disruption to economies and markets around the world, including the United States. Financial markets have experienced extreme volatility and trading in many instruments has been disrupted. Liquidity for many instruments has been greatly reduced for periods of time. Some interest rates are very low and in some cases yields are negative. Some sectors of the economy and individual issuers have experienced particularly large losses. These circumstances may continue for an extended period of time, and may continue to affect adversely the value and liquidity of the Trust’s investments. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, including Shares of the Trust, are not known. The information technology and other operational systems upon which the Trust’s service providers rely could be impaired and the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust could be disrupted. Governments and central banks, including the Federal Reserve in the U.S., have taken extraordinary and unprecedented actions to support local and global economies and the financial markets. The impact of these measures, and whether they will be effective to mitigate the economic and market disruption, will not be known for some time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2021:

34 Baskets were created.

102 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
January 2021	8	800,000	0.0096
February 2021	12	1,200,000	0.0096
March 2021	82	8,200,000	0.0096
	102	10,200,000	0.0096

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD GOLD ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: May 7, 2021	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.