Form 10-Q
period 2021-06-30
Aberdeen Standard Gold ETF Trust
filed 2021-08-06
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _______________to______________

Commission File Number: 001-34441

ABERDEEN STANDARD GOLD ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4587209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49 th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Gold Shares ETF	SGOL	NYSE Arca

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

As of August 4, 2021, Aberdeen Standard Gold ETF Trust had 138,900,000 Aberdeen Standard Physical Gold Shares ETF outstanding.

ABERDEEN STANDARD GOLD ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

ABERDEEN STANDARD GOLD ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021	December 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: June 30, 2021: $2,052,449; December 31, 2020: $2,135,209)	$2,360,730	$2,652,891
Total assets	2,360,730	2,652,891

LIABILITIES
Fees payable to Sponsor	331	379
Gold payable	8,466	—
Total liabilities	8,797	379

NET ASSETS(1)	$2,351,933	$2,652,512

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2021 were 138,900,000 and at December 31, 2020 were 146,200,000. Net asset values per Share at June 30, 2021 and December 31, 2020 were $16.93 and $18.14, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Schedules of Investments

At June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,338,927.3	$2,052,449	$2,360,730	100.37%
Total investment in gold	1,338,927.3	$2,052,449	$2,360,730	100.37%
Less liabilities			(8,797)	(0.37)%
Net Assets			$2,351,933	100.00%

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,405,430.5	$2,135,209	$2,652,891	100.01%
Total investment in gold	1,405,430.5	$2,135,209	$2,652,891	100.01%
Less liabilities			(379)	(0.01)%
Net Assets			$2,652,512	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,015	$808	$2,066	$1,396
Total expenses	1,015	808	2,066	1,396

Net investment loss	(1,015)	(808)	(2,066)	(1,396)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	141	120	336	209
Realized gain on gold distributed for the redemption of Shares	6,102	—	26,744	9,417
Change in unrealized gain / (loss) on investment in gold	87,618	164,597	(210,506)	224,476
Total gain/(loss) on investment in gold	93,861	164,717	(183,426)	234,102

Change in net assets from operations	$92,846	$163,909	$(185,492)	$232,706

Net increase / (decrease) in net assets per Share	$0.67	$1.42	$(1.31)	$2.25

Weighted average number of Shares	138,387,912	115,749,451	142,067,403	103,368,681

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	139,400,000	$2,264,837	94,800,000	$1,467,932
Net investment loss		(1,015)		(808)
Realized gain on investment in gold		6,243		120
Change in unrealized gain on investment in gold		87,618		164,597
Change in unrealized gain on unsettled creations or redemptions		—		18
Creations	2,300,000	41,457	34,600,000	569,102
Redemptions	(2,800,000)	(47,207)	—	—
Closing balance	138,900,000	$2,351,933	129,400,000	$2,200,961

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	146,200,000	$2,652,512	82,000,000	$1,195,897
Net investment loss		(2,066)		(1,396)
Realized gain on investment in gold		27,080		9,626
Change in unrealized (loss)/gain on investment in gold		(210,506)		224,476
Creations	5,700,000	102,424	53,100,000	855,073
Redemptions	(13,000,000)	(217,511)	(5,700,000)	(82,715)
Closing balance	138,900,000	$2,351,933	129,400,000	$2,200,961

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$16.25	$15.48	$18.14	$14.58
Income from investment operations:
Net investment loss	(0.01)	(0.01)	(0.01)	(0.01)
Total realized and unrealized gains or losses on investment in gold	0.69	1.54	(1.20)	2.44
Change in net assets from operations	0.68	1.53	(1.21)	2.43

Net asset value per Share at end of period	$16.93	$17.01	$16.93	$17.01

Weighted average number of Shares	138,387,912	115,749,451	142,067,403	103,368,681

Expense ratio(1)	0.17%	0.17%	0.17%	0.17%

Net investment loss ratio(1)	(0.17)%	(0.17)%	(0.17)%	(0.17)%

Total return, net asset value(2)	4.18%	9.88%	(6.67)%	16.67%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

1.    Organization

The Aberdeen Standard Gold ETF Trust (the “Trust”) is a common law trust formed on September 1, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds gold bullion and issues Aberdeen Standard Physical Gold Shares ETF (“Shares”) in minimum blocks of 100,000 Shares (also referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”).  ASII is a wholly-owned indirect subsidiary of abrdn (formerly known as Standard Life Aberdeen) plc. The Trust is governed by the Trust Agreement.

Effective June 25, 2021, Christopher Demetriou resigned as President and Chief Executive Officer of the Sponsor. Mr. Demetriou had served as Principal Executive Officer of the Registrant. Effective June 25, 2021, Steven Dunn was appointed President and Chief Executive Officer of the Sponsor. Mr. Dunn will serve as Principal Executive Officer of the Registrant.

The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the gold market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the six months ended June 30, 2021 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year.

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

The Trust's gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of UBS AG, or any other firm selected by the Custodian, to hold the Trust’s gold in the Trust’s allocated account in the firm’s vault premises on a segregated basis. Effective as of the close of business June 20, 2019, the Sponsor approved the addition of London, England as a location where the Custodian may custody allocated gold bullion deposited with and held by the Trust. At June 30, 2021, none of the Trust’s gold was held by a sub-custodian.

The Trust's gold is recorded at fair value. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of gold transferred.

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

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2021	December 31, 2020

Level 1
Investment in gold	$2,360,730	$2,652,891

There were no transfers between levels during the three months ended June 30, 2021.

2.3.    Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within two business days of the trade date. At June 30, 2021, the Trust had no gold receivable for the creation of Shares and $8,466,285 of gold payable for the redemption of Shares. At December 31, 2020, the Trust had no gold receivable or payable for the creation or redemption of Shares.

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

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2021 or December 31, 2020.

2.6.    Investment in Gold

Changes in ounces of gold and their respective values for the three and six months ended June 30, 2021 and 2020 are set out below:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,339,505.8	905,748.6
Creations	22,092.7	331,973.9
Redemptions	(22,096.2)	—
Transfers of gold to pay expenses	(575.0)	(432.6)
Closing balance	1,338,927.3	1,237,289.9

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Investment in gold
Opening balance	$2,265,171	$1,457,304
Creations	41,457	566,353
Redemptions	(38,741)	—
Realized gain on gold distributed for the redemption of Shares	6,102	—
Transfers of gold to pay expenses	(1,018)	(722)
Realized gain on gold transferred to pay expenses	141	120
Change in unrealized gain on investment in gold	87,618	164,597
Closing balance	$2,360,730	$2,187,652

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,405,430.5	787,688.3
Creations	54,768.5	505,245.9
Redemptions	(120,106.1)	(54,860.2)
Transfers of gold to pay expenses	(1,165.6)	(784.1)
Closing balance	1,338,927.3	1,237,289.9

Investment in gold
Opening balance	$2,652,891	$1,193,151
Creations	102,424	844,383
Redemptions	(209,045)	(82,715)
Realized gain on gold distributed for the redemption of Shares	26,744	9,417
Transfers of gold to pay expenses	(2,114)	(1,269)
Realized gain on gold transferred to pay expenses	336	209
Change in unrealized (loss) / gain on investment in gold	(210,506)	224,476
Closing balance	$2,360,730	$2,187,652

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

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

For the three months ended June 30, 2021 and 2020, the Sponsor’s Fee was $1,014,940 and $808,115, respectively.  For the six months ended June 30, 2021 and 2020, the Sponsor’s Fee was $2,065,829 and $1,395,826, respectively.

At June 30, 2021 and at December 31, 2020, the fees payable to the Sponsor were $330,987 and $379,068, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2021 and 2020.

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

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

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

ABERDEEN STANDARD GOLD ETF TRUST

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

The Quarter Ended June 30, 2021

The Trust’s NAV increased from $2,264,837,021 at March 31, 2021 to $2,351,933,371 June 30, 2021, a 3.85% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 4.26% from $1,691.05 at March 31, 2021 to $1,763.15 at June 30, 2021. There was a decrease in outstanding Shares, which fell from 139,400,000 Shares at March 31, 2021 to 138,900,000 Shares at June 30, 2021, as a result of 2,300,000 Shares (23 Baskets) being created and 2,800,000 Shares (28 Baskets) being redeemed during the quarter.

The NAV per Share increased 4.18% from $16.25 at March 31, 2021 to $16.93 at June 30, 2021. The Trust’s NAV per Share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,014,940 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $18.28 at June 2, 2021 was the highest during the quarter, compared with a low of $16.58 at April 5, 2021.

The increase in net assets from operations for the quarter ended June 30, 2021 was $92,846,548, resulting from a realized gain of $141,300 on the transfer of gold to pay expenses, a realized gain of $6,102,440 on gold distributed for the redemption of Shares and a change in unrealized gain on investment in gold of $87,617,748, offset by the Sponsor’s Fee of $1,014,940. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2021.

The Six Months Ended June 30, 2021

The Trust’s NAV decreased from $ 2,652,511,503 at December 31, 2020 to $2,351,933,371 at June 30, 2021, an 11.33 % decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, which dropped 6.59% from $1,887.60 at December 31, 2020 to $1,763.15 at June 30, 2021. There was a decrease in outstanding Shares, which fell from 146,200,000 Shares at December 31, 2020 to 138,900,000 Shares at June 30, 2021, as a result of 5,700,000 Shares (57 Baskets) being created and 13,000,000 Shares (130 Baskets) being redeemed during the period.

The NAV per Share decreased 6.67 % from $18.14 at December 31, 2020 to $16.93 at June 30, 2021. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $2,065,829 for the period, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $18.68 at January 4, 2021 was the highest during the period, compared with a low of $16.18 at March 30, 2021.

ABERDEEN STANDARD GOLD ETF TRUST

The decrease in net assets from operations for the period ended June 30, 2021 was $185,492,383, resulting from a realized gain of $335,973 on the transfer of gold to pay expenses and a realized gain of $26,743,680 on gold distributed for the redemption of Shares, offset by a change in unrealized loss on investment in gold of $210,506,207 and the Sponsor’s Fee of $2,065,829. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2021.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2021, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2021, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2021:

23 Baskets were created.

28 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
April 2021	23	2,300,000	0.0096
May 2021	-	-	-
June 2021	5	500,000	0.0096
	28	2,800,000	0.0096

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ABERDEEN STANDARD GOLD ETF TRUST

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD GOLD ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: August 6, 2021	/s/ Steven Dunn
Steven Dunn *
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.