Form 10-Q
period 2021-09-30
Aberdeen Standard Gold ETF Trust
filed 2021-11-05
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_________________to_______________

Commission File Number: 001-34441

ABERDEEN STANDARD GOLD ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4587209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Gold Shares ETF	SGOL	NYSE Arca

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

As of November 3, 2021, Aberdeen Standard Gold ETF Trust had 138,300,000 Aberdeen Standard Physical Gold Shares ETF outstanding.

ABERDEEN STANDARD GOLD ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

ABERDEEN STANDARD GOLD ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2021 (Unaudited) and December 31, 2020

	September 30, 2021	December 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: September 30, 2021: $2,030,992; December 31, 2020: $2,135,209)	$2,307,385	$2,652,891
Total assets	2,307,385	2,652,891

LIABILITIES
Fees payable to Sponsor	324	379
Total liabilities	324	379

NET ASSETS(1)	$2,307,061	$2,652,512

(1)

Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2021 were 137,900,000 and at December 31, 2020 were 146,200,000. Net asset values per Share at September 30, 2021 and December 31, 2020 were $16.73 and $18.14, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Schedules of Investments
At September 30, 2021 (Unaudited) and December 31, 2020

	September 30, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,323,952.6	$2,030,992	$2,307,385	100.01%
Total investment in gold	1,323,952.6	$2,030,992	$2,307,385	100.01%
Less liabilities			(324)	(0.01)%
Net Assets			$2,307,061	100.00%

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,405,430.5	$2,135,209	$2,652,891	100.01%
Total investment in gold	1,405,430.5	$2,135,209	$2,652,891	100.01%
Less liabilities			(379)	(0.01)%
Net Assets			$2,652,512	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,028	$1,102	$3,094	$2,498
Total expenses	1,028	1,102	3,094	2,498

Net investment loss	(1,028)	(1,102)	(3,094)	(2,498)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	157	208	494	417
Realized gain on gold distributed for the redemption of Shares	3,685	4,384	30,429	13,801
Change in unrealized (loss) / gain on investment in gold	(30,782)	130,063	(241,289)	354,539
Total (loss)/gain on investment in gold	(26,940)	134,655	(210,366)	368,757

Change in net assets from operations	$(27,968)	$133,553	$(213,460)	$366,259

Net increase / (decrease) in net assets per Share	$(0.20)	$0.94	$(1.52)	$3.15

Weighted average number of Shares	138,592,391	142,115,217	140,896,337	116,378,467

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	138,900,000	$2,351,933	129,400,000	$2,200,961
Net investment loss		(1,028)		(1,102)
Realized gain on investment in gold		3,842		4,592
Change in unrealized (loss)/gain on investment in gold		(30,782)		130,063
Creations	600,000	10,337	20,500,000	384,968
Redemptions	(1,600,000)	(27,241)	(1,300,000)	(23,274)
Closing balance	137,900,000	$2,307,061	148,600,000	$2,696,208

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	146,200,000	$2,652,512	82,000,000	$1,195,897
Net investment loss		(3,094)		(2,498)
Realized gain on investment in gold		30,923		14,218
Change in unrealized (loss)/gain on investment in gold		(241,289)		354,539
Creations	6,300,000	112,761	73,600,000	1,240,040
Redemptions	(14,600,000)	(244,752)	(7,000,000)	(105,988)
Closing balance	137,900,000	$2,307,061	148,600,000	$2,696,208

See Notes to the Financial Statements

ABERDEEN STANDARD GOLD ETF TRUST

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$16.93	$17.01	$18.14	$14.58
Income from investment operations:
Net investment loss	(0.01)	(0.01)	(0.02)	(0.02)
Total realized and unrealized gains or losses on investment in gold	(0.19)	1.14	(1.39)	3.58
Change in net assets from operations	(0.20)	1.13	(1.41)	3.56

Net asset value per Share at end of period	$16.73	$18.14	$16.73	$18.14

Weighted average number of Shares	138,592,391	142,115,217	140,896,337	116,378,467

Expense ratio(1)	0.17%	0.17%	0.17%	0.17%

Net investment loss ratio(1)	(0.17)%	(0.17)%	(0.17)%	(0.17)%

Total return, net asset value(2)	(1.18)%	6.64%	(7.77)%	24.42%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the nine months ended September 30, 2021 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year.

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

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

The Trust’s gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England and Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of UBS AG, or any other firm selected by the Custodian, to hold the Trust’s gold in the Trust’s allocated account in the firm’s vault premises on a segregated basis. Effective as of the close of business June 20, 2019, the Sponsor approved the addition of London, England as a location where the Custodian may custody allocated gold bullion deposited with and held by the Trust. At September 30, 2021, none of the Trust’s gold was held by a sub-custodian.

The Trust’s gold is recorded at fair value. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association ("LBMA") PM Gold Price. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of gold transferred.

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

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2021	December 31, 2020

Level 1
Investment in gold	$2,307,385	$2,652,891

There were no transfers between levels during the nine months ended September 30, 2021.

2.3.    Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within two business days of the trade date. At September 30, 2021, the Trust had no gold receivable or payable for the creation or redemption of Shares. At December 31, 2020, the Trust had no gold receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2021 or December 31, 2020.

2.6.    Investment in Gold

Changes in ounces of gold and their respective values for the three and nine months ended September 30, 2021 and 2020 are set out below:

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,338,927.3	1,237,289.9
Creations	5,760.2	202,946.1
Redemptions	(20,162.7)	(12,500.9)
Transfers of gold to pay expenses	(572.2)	(549.7)
Closing balance	1,323,952.6	1,427,185.4

Investment in gold
Opening balance	$2,360,730	$2,187,652
Creations	10,337	381,339
Redemptions	(35,707)	(23,274)
Settlement of gold receivable	—	13,607
Realized gain on gold distributed for the redemption of Shares	3,685	4,384
Transfers of gold to pay expenses	(1,035)	(1,023)
Realized gain on gold transferred to pay expenses	157	208
Change in unrealized (loss) / gain on investment in gold	(30,782)	130,063
Closing balance	$2,307,385	$2,692,956

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,405,430.5	787,688.3
Creations	60,529.4	708,192.0
Redemptions	(140,268.8)	(67,361.1)
Transfers of gold to pay expenses	(1,738.5)	(1,333.8)
Closing balance	1,323,952.6	1,427,185.4

Investment in gold
Opening balance	$2,652,891	$1,193,151
Creations	112,761	1,239,328
Redemptions	(244,752)	(105,988)
Realized gain on gold distributed for the redemption of Shares	30,429	13,801
Transfers of gold to pay expenses	(3,149)	(2,292)
Realized gain on gold transferred to pay expenses	494	417
Change in unrealized (loss) / gain on investment in gold	(241,289)	354,539
Closing balance	$2,307,385	$2,692,956

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

For the three months ended September 30, 2021 and 2020, the Sponsor’s Fee was $1,028,284 and $1,102,345, respectively. For the nine months ended September 30, 2021 and 2020, the Sponsor’s Fee was $3,094,114 and $2,498,171, respectively.

ABERDEEN STANDARD GOLD ETF TRUST

Notes to the Financial Statements (Unaudited)

At September 30, 2021 and at December 31, 2020, the fees payable to the Sponsor were $323,580 and $379,068, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2021 and 2020.

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

The Quarter Ended September 30, 2021

The Trust’s NAV decreased from $2,351,933,371 June 30, 2021 to $ 2,307,060,978 at September 30, 2021 a 1.91% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, which fell 1.15% from $1,763.15 at June 30, 2021 to $1,742.80 at September 30, 2021. There was a decrease in outstanding Shares, which fell from 138,900,000 Shares at June 30, 2021 to 137,900,000 at September 30, 2021 as a result of 600,000 Shares (6 Baskets) being created and 1,600,000 Shares (16 Baskets) being redeemed during the quarter.

The NAV per Share decreased 1.18% from $16.93 at June 30, 2021 to $16.73 at September 30, 2021. The Trust’s NAV per Share decreased slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,028,284 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $17.57 at July 29, 2021 was the highest during the quarter, compared with a low of $16.55 at August 10, 2021.

The decrease in net assets from operations for the quarter ended September 30, 2021 was $27,968,075, resulting from a realized gain of $157,537 on the transfer of gold to pay expenses and a realized gain of $3,684,977 on gold distributed for the redemption of Shares, offset by a change in unrealized loss on investment in gold of $30,782,305 and the Sponsor’s Fee of $1,028,284. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2021.

The Nine Months Ended September 30, 2021

The Trust’s NAV decreased from $2,652,511,503 at December 31, 2020 to $2,307,060,978 at September 30, 2021, a 13.02% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, which dropped 7.67% from $1,887.60 at December 31, 2020 to $1,742.80 at September 30, 2021. There was a decrease in outstanding Shares, which fell from 146,200,000 Shares at December 31, 2020 to 137,900,000 Shares at September 30, 2021, as a result of 6,300,000 Shares (63 Baskets) being created and 14,600,000 Shares (146 Baskets) being redeemed during the period.

The NAV per Share decreased 7.77% from $18.14 at December 31, 2020 to $16.73 at September 30, 2021. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $3,094,113 for the period, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $18.68 at January 4, 2021 was the highest during the period, compared with a low of $16.18 at March 30, 2021.

The decrease in net assets from operations for the period ended September 30, 2021 was $213,460,458 resulting from a realized gain of $493,510 on the transfer of gold to pay expenses and a realized gain of $30,428,657 on gold distributed for the redemption of Shares, offset by a change in unrealized loss on investment in gold of $241,288,511 and the Sponsor’s Fee of $3,094,114. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2021.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2021, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2021, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Effects of COVID-19

The COVID-19 pandemic has caused major disruptions to economies and markets around the world, including the markets in which the Trust invests, and which has and may continue to negatively impact the value of certain of the Trust’s investments. Although vaccines for COVID-19 and variants thereof are becoming more widely available, the COVID-19 pandemic and impacts thereof may continue for an extended period of time and may vary from market to market. To the extent the impacts of COVID-19 continue, the Trust may experience negative impacts to its business that could exacerbate other risks to which the Trust is subject. Policy and legislative changes in countries around the world are affecting many aspects of financial regulation, and governmental and quasi-governmental authorities and regulators throughout the world have previously responded to serious economic disruptions with a variety of significant fiscal and monetary policy changes.\

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2021:

6 Baskets were created.

16 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
July 2021	—	—	—
August 2021	7	700,000	0.0096
September 2021	9	900,000	0.0096
	16	1,600,000	0.0096

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
101

The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD GOLD ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: November 5, 2021	/s/ Steven Dunn
Steven Dunn *
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2021	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.