Form 10-K
period 2021-12-31
Aberdeen Standard Gold ETF Trust
filed 2022-03-01
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _______________ to _______________

Commission File Number: 001-34441

Aberdeen Standard Gold ETF Trust

(Exact name of registrant as specified in its charter)

New York	26-4587209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Gold Shares ETF	SGOL	NYSE Arca

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

Aggregate market value of the registrant’s shares outstanding held by non-affiliates of the registrant based upon the closing price of a share on June 30, 2021 as reported by the NYSE Arca, Inc. on that date: $2,359,911,000.

As of February 24, 2022, Aberdeen Standard Gold ETF Trust had 143,900,000 Aberdeen Standard Physical Gold Shares ETF outstanding.

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

The Trust’s Shares at redeemable value decreased from $2,652,511,503 at December 31, 2020 to $2,391,232,291 at December 31, 2021, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 146,200,000 Shares at December 31, 2020 to 138,000,000 Shares at December 31, 2021.

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

The Sponsor of the registrant maintains an Internet website at www.abrdn.com/us/etf through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Trust Objective

The investment objective of the Trust is for the Shares to reflect the performance of the price of physical gold bullion, less the Trust’s expenses. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in physical gold. An investment in physical gold requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical gold being efficient only in amounts beyond the reach of many investors.

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding gold bullion. The Shares offer an investment that:

• Easily Accessible and Relatively Cost Effective. Investors can access the gold bullion market through a traditional brokerage account. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that gold bullion by using the Shares instead of using the traditional means of purchasing, trading and holding gold bullion and for many investors, transaction costs related to the Shares will be lower than those associated with the purchase, storage and insurance of physical gold bullion.

• Exchange Traded and Transparent. The Shares trade on the NYSE Arca, providing investors with an efficient means to implement various investment strategies. The Shares are eligible for margin accounts and are backed by the assets of the Trust and the Trust does not hold or employ any derivative securities. Furthermore, the value of the Trust’s holdings are reported on the Trust’s website daily.

• Minimal Credit Risk. The Shares represent an interest in physical gold owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole bar of which is held temporarily to effect a creation or redemption of Shares). Physical gold of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the gold temporarily being held in an unallocated gold account with the Custodian, the physical gold of the Trust is not subject to counterparty or credit risks. See “Risk Factors—Gold held in the Trust’s unallocated gold account and any Authorized Participant’s unallocated gold account is not segregated from the Custodian’s assets...” This contrasts with most other financial products that gain exposure to gold through the use of derivatives that are subject to counterparty and credit risks.

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

The Official Sector

The official sector encompasses the activities of the various central banking operations of gold-holding countries. According to statistics published by the World Gold Council in the World Gold Council Gold Survey 2021, central banks are estimated to hold approximately 35,000 tonnes (when used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces) of gold reserves, or approximately 20% of existing above-ground stocks. From 2009 to 2019, the European Central Bank and other central banks of Europe operated under a series of four Central Bank Gold Agreements (“CBGA”). The CBGA limited the amount of gold that these banks were allowed to sell for the duration of each agreement, helping to stabilize the gold market. The CBGA had the desired effect, and the gold market has become more balanced, eliminating the need for a formal agreement going forward.

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

World Gold Supply and Demand 2011-2020 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the period from 2011 to 2020 and is based on information reported by the World Gold Council.

(tonnes)	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Supply
Mine production	2,868	2,882	3,076	3,180	3,222	3,251	3,247	3,332	3,530	3,473
Scrap	1,698	1,700	1,303	1,159	1,180	1,306	1,210	1,178	1,281	1,302
Net Hedging Supply	18	(40)	(39)	108	21	32	(41)	8	(0.7)	(52)
Total Supply	4,584	4,542	4,340	4,447	4,423	4,589	4,416	4,518	4,810	4,723

Demand
Jewelry Fabrication	2,099	2,066	2,726	2,559	2,464	1,953	2,214	2,129	2,122	1,327
Industrial Fabrication	470	432	428	411	376	366	380	391	326	302
Electronics	342	310	306	297	267	264	277	288	262	248
Dental & Medical	43	39	36	34	32	30	29	29	13.9	11.9
Other Industrial	85	84	85	80	76	71	73	74	49.8	42
Net Official Sector	457	544	409	466	443	269	366	536	668	255
Retail Investment	1,617	1,407	1,871	1,162	1,160	1,043	1,028	1,097	871	899
Bars	1,248	1,057	1,444	886	875	786	780	800	579.6	537
Coins	369	350	426	276	284	257	248	297	292	292
Physical Demand	4,643	4,449	5,434	4,598	4,443	3,631	3,988	4,153	3,987	2,783

Physical Surplus/(Deficit)	-59	93	-1,094	-151	-20	958	428	365	823	1,940

ETF Inventory Build	189	279	(879)	(155)	(117)	539	177	59	398	873
Exchange Inventory Build	(6)	(10)	(98)	1	(48)	86	—	(21)	—	—
Net Balance	(242)	(176)	(117)	3	145	333	251	327	425	193

Source: World Gold Council Gold Survey 2021

The following are some of the main characteristics of the gold market illustrated by the table:

One factor which separates gold from other precious metals is that there are large above-ground stocks which can be quickly mobilized. As a result of gold’s liquidity, gold often acts more like a currency than a commodity.

Over the past ten years, (new) mine production of gold has experienced a modest rise of an average of 2.40% per annum. Of the three sources of supply, mine production accounts for 73.5% in 2020. Recycled gold volumes have ranged from 1,069 tonnes to 1,637 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand. Industrial demand has fluctuated between 8% and 14% of total demand over the past 10 years. Exchange traded product inventory build had seen strong growth through 2012, followed by outflows in 2013, 2014 and 2015 as the price of gold fell by a cumulative 30% between 2013 and 2015. Exchange traded product inventory build has been positive each year from 2016 to 2020. During the 2013 price crash, retail coin and bar demand rose to a 10-year high as retail investors, especially from China, were enticed by the falling prices. Retail coin and bar demand has since tapered off. Investor inflows into ETFs returned in 2016 amid heightened market uncertainty and continued to see 873 tonnes of inflows in 2020.

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

The following chart illustrates the movements in the price of an ounce of gold in U.S. Dollars from December 31, 2011 to December 31, 2021:

The gold price tends to rise during periods of low real interest rates and high monetary expansion, as they are often associated with currency debasement and systemic financial failures. The gold price peaked at US$1,950.01 per ounce in January 2021 as the uncertainties regarding the pandemic drove prices higher. 2021 proved to be a volatile year for gold as major market events and continued pandemic uncertainty, coupled with new variants, allowed gold to remain in the investment picture during the year. Additionally, the trends of 3 years of investor outflows in global ETFs and net negative investor sentiment in gold futures positioning reversed in 2016 and continued through 2021. Continued low real interest rates, tepid economic growth, and concerns regarding the recovery of the pandemic were key tailwinds for gold that sparked a return of investor interest.

Operation of the Gold Bullion Market

The global trade in gold consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

 The OTC market trades on a 24-hour per day continuous basis and accounts for most global gold trading.

Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market-making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The twelve market-making members of the LBMA are: BNP Paribas SA, Citibank N.A., Credit Suisse AG Zurich, HSBC, Goldman Sachs International, ICBC Standard Bank Plc, JPMorgan Chase Bank, Merrill Lynch International, Morgan Stanley & Co. International Plc, Standard Chartered Bank, Toronto-Dominion Bank and UBS AG.

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

The LBMA PM Gold Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of gold that clears the maximum amount of bids and offers for gold entered by order-submitting gold participants each day. The opening bid and subsequent bid prices are generated by an algorithm based method, and each auction is actively supervised by IBA staff. There are currently 16 direct gold participants (Bank of China, Bank of Communications, Citibank N.A. London Branch, Coins ‘N Things, Inc., DRW Investments, LLC, Goldman Sachs, HSBC Bank USA NA, Industrial and Commercial Bank of China (ICBC), StoneX Financial Ltd., Jane Street Global Trading, LLC, JPMorgan Chase Bank, N.A. London Branch, Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank and Toronto-Dominion Bank), and IBA uses ICE’s front-end system, WebICE, as the technology platform that allows direct participants as well as sponsored clients to manage their orders in the auction in real time via their own screens.

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

The Zurich Gold Bullion Market

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

The CFTC regulates trading in commodity contracts, such as futures, options and swaps. In addition, under the CEA, the CFTC has jurisdiction to prosecute manipulation and fraud in any commodity (including precious metals) traded in interstate commerce as spot as well as deliverable forwards. The CFTC is the exclusive regulator of U.S. commodity exchanges and clearing houses.

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

Valuation of Gold and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m. New York time on such day (the “Evaluation Time”), the Trustee evaluates the gold held by the Trust and determines both the adjusted net asset value (“ANAV”) and the NAV of the Trust.

At the Evaluation Time, the Trustee values the Trust’s gold on the basis of that day’s LBMA PM Gold Price (the USD price for an ounce of gold set by the LBMA-accredited participating bullion banks or market makers in an electronic, tradable and auditable over-the-counter auction operated by IBA at 3:00 p.m. London time, on each London business day and disseminated electronically by IBA to selected major market data vendors, such as Refinitiv and Bloomberg). If no LBMA PM Gold Price is made on such day the next most recent LBMA PM Gold Price determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA PM Gold Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s gold is not an appropriate basis for evaluation of the Trust’s gold, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA PM Gold Price or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s gold or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith. See “Operation of the Gold Bullion Market - The London Gold Bullion Market” for a description of the LBMA PM Gold Price.

Once the value of the gold has been determined, the Trustee subtracts all estimated accrued fees (other than the fees accruing for such day on which the valuation takes place which are computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the total value of the gold and any other assets of the Trust. The resulting figure is the ANAV of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

All fees accruing for the day on which the valuation takes place which are computed by reference to the value of the Trust or its assets are calculated using the ANAV calculated for such day on which the valuation takes place. The Trustee shall subtract from the ANAV the amount of accrued fees so computed for such day and the resulting figure is the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

Any estimate of the accrued but unpaid fees, expenses and liabilities of the Trust for purposes of computing the NAV of the Trust and ANAV made by the Trustee in good faith shall be conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

The Sponsor and the Shareholders may rely on any evaluation furnished by the Trustee, and the Sponsor has no responsibility for the evaluation’s accuracy. The determinations the Trustee makes will be made in good faith upon the basis of, and the Trustee will not be liable for any errors contained in, information reasonably available to it. The Trustee will not be liable to the Sponsor, DTC, Authorized Participants, the Shareholders or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Trustee against any liability resulting from bad faith or gross negligence in the performance of its duties.

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

The Sponsor’s Fee for the year ended December 31, 2021 was $4,122,059 (December 31, 2020: $3,640,527; December 31, 2019: $1,680,258).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest. Each delivery or sale of gold by the Trust to pay the Sponsor’s Fee or other Trust expenses will be a taxable event to Shareholders.

Creation and Redemption of Shares

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

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, which are not required to register as broker-dealers to engage in securities transactions, and (2) participants in DTC. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Sponsor and the Trustee. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the gold and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trustee and the Sponsor, without the consent of any Shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $500 to the Trustee for each order they place to create or redeem one or more Baskets. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust for serving as an Authorized Participant, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Authorized Participants are cautioned that some of their activities will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act.

Prior to initiating any creation or redemption order, an Authorized Participant must have entered into an agreement with the Custodian or a gold clearing bank to establish an Authorized Participant Unallocated Account in London or Zurich (“Authorized Participant Unallocated Bullion Account Agreement”). Gold held in Authorized Participant Unallocated Accounts is typically not segregated from the Custodian’s or other gold clearing bank’s assets, as a consequence of which an Authorized Participant will have no proprietary interest in any specific bars of gold held by the Custodian or the clearing bank. Credits to its Authorized Participant Unallocated Account are therefore at risk of the Custodian’s or other gold clearing bank’s insolvency. No fees will be charged by the Custodian for the use of the Authorized Participant Unallocated Account as long as the Authorized Participant Unallocated Account is used solely for gold transfers to and from the Trust Unallocated Account and the Custodian (or one of its affiliates) receives compensation for maintaining the Trust Allocated Account. Authorized Participants should be aware that the Custodian’s liability threshold under the Authorized Participant Unallocated Bullion Account Agreement is generally gross negligence, not negligence, which is the Custodian’s liability threshold under the Trust’s Custody Agreements.

As the terms of the Authorized Participant Unallocated Bullion Account Agreement differ in certain respects from the terms of the Trust’s Unallocated Account Agreement, potential Authorized Participants should review the terms of the Authorized Participant Unallocated Bullion Account Agreement carefully. A copy of the Authorized Participant Agreement may be obtained by potential Authorized Participants from the Trustee.

Certain Authorized Participants are expected to have the facility to participate directly in the physical gold market and the gold futures markets. In some cases, an Authorized Participant may from time to time acquire gold from or sell gold to its affiliated gold trading desk, which may profit in these instances. Each Authorized Participant must be registered as a broker-dealer under the Securities Exchange Act of 1934 (“Exchange Act”) and regulated by FINRA or be exempt from being or otherwise not be required to be so regulated or registered, and must be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants are regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. Inc., Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC have each signed an Authorized Participant Agreement with the Trust and, upon the effectiveness of such agreement, may create and redeem Baskets as described above. Persons interested in purchasing Baskets should contact the Sponsor or the Trustee to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants are only able to redeem their Shares through an Authorized Participant.

All gold will be delivered to the Trust and distributed by the Trust in unallocated form through credits and debits between Authorized Participant Unallocated Accounts and the Trust Unallocated Account. Gold transferred from an Authorized Participant Unallocated Account to the Trust in unallocated form will first be credited to the Trust Unallocated Account. Thereafter, the Custodian will allocate or cause the allocation by the Zurich Sub-Custodian of, specific bars of gold representing the amount of gold credited to the Trust Unallocated Account (to the extent such amount is representable by whole gold bars) to the Trust Allocated Account. The movement of gold is reversed for the distribution of gold to an Authorized Participant in connection with the redemption of Baskets.

All physical gold represented by a credit to any Authorized Participant Unallocated Account and to the Trust Unallocated Account and all physical gold held in the Trust Allocated Account with the Custodian must be of at least a minimum fineness (or purity) of 995 parts per 1,000 (99.5%) and otherwise conform to the rules, regulations practices and customs of the LBMA, including the specifications for a London Good Delivery Bar.

Under the Authorized Participant Agreement, the Sponsor has agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act.

Loco London and Loco Zurich Gold Delivery Elections

Authorized Participants can elect to deliver gold loco London or loco Zurich in connection with the creation of a Basket. Authorized Participants can also elect to receive delivery of gold loco London or loco Zurich in connection with the redemption of a Basket. A Basket creation order that elects a loco London or loco Zurich delivery of gold will cause the Custodian to effect an allocation of such gold to the Trust Allocated Account maintained by the Custodian in its London or Zurich vault premises or by the Zurich Sub-Custodian in its Zurich vault premises. Likewise, a Basket redemption order that elects a loco London or loco Zurich delivery of gold will cause the Custodian to effect a de-allocation of gold necessary to satisfy such redemption requests from the Trust Allocated Account maintained by the Custodian or by the Zurich Sub-Custodian to the Trust Unallocated Account. In the event that there is not sufficient gold in the Trust Allocated Account in London to satisfy loco London redemptions, the Custodian shall de-allocate, or shall cause the Zurich Sub-Custodian to de-allocate, sufficient gold held in the Trust Allocated Account in Zurich and cause a transfer of gold from the Trust Unallocated Account maintained by the Custodian in Zurich to the Authorized Participant Unallocated Account maintained in London. Likewise, in the event that there is not sufficient gold in the Trust Allocated Account in Zurich to satisfy loco Zurich redemptions, the Custodian will initiate the reverse procedure to transfer gold from London to Zurich. These transfers between London and Zurich unallocated accounts will generally occur pursuant to loco swap arrangements and will not expose the Authorized Participant or the Trust to any additional expense. The Custodian has assumed the responsibility and expenses for loco swap transfers and shall bear any risk of loss related to the gold being transferred. If no loco swap counter-party is available, the Custodian shall arrange, at its own expense and risk, for the physical transportation of gold between the Custodian’s Zurich vault premises and the Custodian’s London vault premises. If such a loco swap or physical transfer is necessary to effect a loco London or loco Zurich redemption, the settlement of loco London or loco Zurich redemption deliveries may be delayed more than two, but not more than five, business days.

The following description of the procedures for the creation and redemption of Baskets is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of Authorized Participant Agreement for more detail.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Trustee to create one or more Baskets. Creation and redemption orders are accepted on “business days” the NYSE Arca is open for regular trading. Settlements of such orders requiring receipt or delivery, or confirmation of receipt or delivery, of gold in the United Kingdom, Zurich or another jurisdiction will occur on “business days” when (1) banks in the United Kingdom, Zurich and such other jurisdiction and (2) the London and Zurich gold markets are regularly open for business. If such banks or the London or Zurich gold markets are not open for regular business for a full day, such a day will only be a “business day” for settlement purposes if the settlement procedures can be completed by the end of such day. Settlement of orders requiring receipt or delivery, or confirmation of receipt or delivery, of Shares will occur, after confirmation of the applicable gold delivery, on “business days” when the NYSE Arca is open for regular trading. Purchase orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading. In the event of a level 3 market-wide circuit breaker resulting in a trading halt for the remainder of the trading day, the time of the market-wide trading halt is considered the close of regular trading and no creation orders for the current trade date will be accepted after that time (the “cutoff”). Orders placed after the cutoff will be deemed to be rejected and will not be processed. Orders should be placed in proper form on the following business day. The day on which the Trustee receives a valid purchase order is the purchase order date.

By placing a purchase order, an Authorized Participant agrees to deposit gold with the Trust. Prior to the delivery of Baskets for a purchase order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the purchase order.

Determination of required deposits

The amount of gold in the required deposit is determined by dividing the number of ounces of gold held by the Trust by the number of Baskets outstanding, as adjusted for the amount of gold constituting estimated accrued but unpaid fees and expenses of the Trust. Fractions of a fine ounce of gold smaller than 0.001 of a fine ounce which are included in the gold deposit amount are disregarded in the foregoing calculation. All questions as to the composition of a Creation Basket Deposit will be finally determined by the Trustee. The Trustee’s determination of the Creation Basket Deposit shall be final and binding on all persons interested in the Trust.

Delivery of required deposits

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account with the required gold deposit amount by the second business day in London or Zurich, as applicable, following the purchase order date. Upon receipt of the gold deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the second business day following the purchase order date the gold deposit amount from the Authorized Participant Unallocated Account to the Trust Unallocated Account and the Trustee will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s DTC account. The expense and risk of delivery, ownership and safekeeping of gold until such gold has been received by the Trust shall be borne solely by the Authorized Participant. The Trustee may accept delivery of gold by such other means as the Sponsor, from time to time, may determine with the Trustee to be acceptable for the Trust, provided that the same is disclosed in a prospectus relating to the Trust filed with the SEC pursuant to Rule 424 under the Securities Act. If gold is to be delivered other than as described above, the Sponsor is authorized to establish such procedures and to appoint such custodians and establish such custody accounts in addition to those described in this report, as the Sponsor determines to be desirable.

Acting on standing instructions given by the Trustee, the Custodian will transfer the gold deposit amount from the Trust Unallocated Account to the Trust Allocated Account by transferring gold bars from its inventory, or the inventory of the Zurich Sub-Custodian, to the Trust Allocated Account. The Custodian will use commercially reasonable efforts to complete the transfer of gold to the Trust Allocated Account prior to the time by which the Trustee is to credit the Basket to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Baskets ordered will be delivered against receipt of the gold deposit amount in the Trust Unallocated Account, and all Shareholders will be exposed to the risks of unallocated gold to the extent of that gold deposit amount until the Custodian completes the allocation process or a Zurich Sub-Custodian completes the allocation process for the Custodian. See “Risk Factors—gold held in the Trust’s unallocated gold account and any Authorized Participant’s unallocated gold account will not be segregated from the Custodian’s assets....”

Because gold is allocated only in multiples of whole bars, the amount of gold allocated from the Trust Unallocated Account to the Trust Allocated Account may be less than the total fine ounces of gold credited to the Trust Unallocated Account. Any balance will be held in the Trust Unallocated Account. The Custodian uses commercially reasonable efforts to minimize the amount of gold held in the Trust Unallocated Account; no more than 430 fine troy ounces of gold (maximum weight to make one London Good Delivery Bar) is expected to be held in the Trust Unallocated Account at the close of each business day.

Rejection of purchase orders

The Trustee may reject a purchase order or a Creation Basket Deposit if such order or Creation Basket Deposit is not presented in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of counsel, might be unlawful. None of the Trustee, the Sponsor or the Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets will mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Trustee to redeem one or more Baskets. Redemption orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading. In the event of a level 3 market-wide circuit breaker resulting in a trading halt for the remainder of the trading day, the time of the market-wide trading halt is considered the close of regular trading and no redemption orders for the current trade date will be accepted after that time (the “cutoff”). Orders placed after the cutoff will be deemed to be rejected and will not be processed. Orders should be placed in proper form on the following business day. A redemption order so received is effective on the date it is received in satisfactory form by the Trustee. The redemption procedures allow Authorized Participants to redeem Baskets and do not entitle an individual Shareholder to redeem any Shares in an amount less than a Basket, or to redeem Baskets other than through an Authorized Participant.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book entry system to the Trust not later than the second business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order.

Determination of redemption distribution

The redemption distribution from the Trust consists of a credit to the redeeming Authorized Participant’s Authorized Participant Unallocated Account, either loco London or loco Zurich, representing the amount of the gold held by the Trust evidenced by the Shares being redeemed. Fractions of a fine ounce of gold included in the redemption distribution smaller than 0.001 of a fine ounce are disregarded. Redemption distributions will be subject to the deduction of any applicable tax or other governmental charges which may be due.

Delivery of redemption distribution

The redemption distribution due from the Trust will be delivered to the Authorized Participant on the second business day following a loco Zurich redemption order date if, by 10:00 a.m. New York time on such second business day, the Trustee’s DTC account has been credited with the Baskets to be redeemed. The redemption distribution due from the Trust will be delivered to the Authorized Participant on or before the fifth business day following a loco London redemption order date if, by 10:00 a.m. New York time on the second business day after the loco London redemption order date, the Trustee’s DTC account has been credited with the Baskets to be redeemed. If a loco swap or physical transfer is necessary to effect a loco London or loco Zurich redemption, the redemption distribution due from the Trust will be delivered to the Authorized Participant on or before the fifth business day following such a loco London or loco Zurich redemption order date if, by 10:00 a.m. New York time on the second business day after the loco London or loco Zurich redemption order date, the Trustee’s DTC account has been credited with the Baskets to be redeemed. In the event that, by 10:00 a.m. New York time on the second business day following the order date of a redemption order, the Trustee’s DTC account has not been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed pursuant to such redemption order, the Trustee shall send to the Authorized Participant and the Custodian via fax or electronic mail message notice of such fact and the Authorized Participant shall have two business days following receipt of such notice to correct such failure. If such failure is not cured within such two business day period, the Trustee (in consultation with the Sponsor) will cancel such redemption order and will send via fax or electronic mail message notice of such cancellation to the Authorized Participant and the Custodian, and the Authorized Participant will be solely responsible for all costs incurred by the Trust, the Trustee or the Custodian related to the cancelled order. The Trustee is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Trustee’s DTC account by 10:00 a.m. New York time on the second business day following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Sponsor and the Trustee may from time to time agree upon.

The Custodian transfers the redemption gold amount from the Trust Allocated Account to the Trust Unallocated Account and, thereafter, to the redeeming Authorized Participant’s Authorized Participant Unallocated Account. The Authorized Participant and the Trust are each at risk in respect of gold credited to their respective unallocated accounts in the event of the Custodian’s insolvency. See “Risk Factors—gold held in the Trust’s unallocated gold account and any Authorized Participant’s unallocated gold account is not segregated from the Custodian’s assets....”

As with the allocation of gold to the Trust Allocated Account which occurs upon a purchase order, if in transferring gold from the Trust Allocated Account to the Trust Unallocated Account in connection with a redemption order there is an excess amount of gold transferred to the Trust Unallocated Account, the excess over the gold redemption amount will be held in the Trust Unallocated Account. The Custodian uses commercially reasonable efforts to minimize the amount of gold held in the Trust Unallocated Account; no more than 430 fine troy ounces of gold (maximum weight to make one London Good Delivery Bar) is expected to be held in the Trust Unallocated Account at the close of each business day.

Suspension or rejection of redemption orders

The Trustee may, in its discretion, and will when directed by the Sponsor, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca is closed other than customary weekend or holiday closings, or trading on the NYSE Arca is suspended or restricted or (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of gold is not reasonably practicable. None of the Sponsor, the Trustee or the Custodian are liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

The Trustee will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful.

Creation and Redemption Transaction Fee

To compensate the Trustee for services in processing the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Trustee of $500 per order to create or redeem Baskets. An order may include multiple Baskets. The transaction fee may be reduced, increased or otherwise changed by the Trustee with the consent of the Sponsor. From time to time, the Trustee, with the consent of the sponsor, may waive all or a portion of the applicable transaction fee. The Trustee shall notify DTC of any agreement to change the transaction fee and will not implement any increase in the fee for the redemption of Baskets until 30 days after the date of the notice.

The Sponsor

The Sponsor is a Delaware limited liability company.

The Sponsor’s office is located at c/o Aberdeen Standard Investments ETFs Sponsor LLC, 712 Fifth Avenue, 49th Floor, New York, NY 10019. abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022), a Delaware corporation, is the sole member of the Sponsor. abrdn Inc. is a wholly-owned indirect subsidiary of abrdn plc, which together with its affiliates and subsidiaries, is collectively referred to as “abrdn.” Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, abrdn Inc., is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million. As of December 31, 2021, the Trustee was in compliance with these conditions.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s gold. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, London, Canary Wharf, E14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co. While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodian under the Custody Agreements, are presently not a regulated activity subject to the supervision and rules of the FCA. As of the date of the Custody Agreements, the Zurich Sub-Custodian selected by the Custodian was UBS AG, which is located at 45 Bahnhofstrasse, 8001 Zurich, Switzerland.

The Custodian’s Role

The Custodian is responsible for the safekeeping of the Trust’s gold deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting the Zurich Sub-Custodian and its other direct sub-custodians, if any. The Custodian facilitates the transfer of gold in and out of the Trust through the unallocated gold accounts it maintains for each Authorized Participant and the unallocated and allocated gold accounts it maintains for the Trust. The Custodian holds at its London, England vault premises that portion of the Trust’s allocated gold to be held in London. The Custodian and/or the Zurich Sub-Custodian hold at their Zurich, Switzerland vault premises that portion of the Trust’s allocated gold to be held in Zurich. The Custodian is responsible for allocating specific bars of physical gold to the Trust’s allocated gold account. The Custodian provides the Trustee with regular reports detailing the gold transfers in and out of the Trust’s unallocated and allocated gold accounts and identifying the gold bars held in the Trust’s allocated gold account.

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

Inspection of Gold

Under the Custody Agreements, the Trustee, the Sponsor and the Trust's auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.  Under the Allocated Account Agreement, the Custodian agreed to procure similar inspection rights from the Zurich Sub-Custodian. Any such inspection rights with respect to the Zurich Sub-Custodian are expected to be granted in accordance with the normal course of dealing between the Custodian and Zurich Sub-Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by the Custodian. An inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of July 23, 2021 and December 31, 2021.

There can be no guarantee that the Sponsor or the Trust’s auditors and inspectors will be able to perform physical inspections of the Trust’s gold as planned. Local policies, regulations, or ordinances, as well as polices or restrictions adopted by the Custodian, the Zurich Sub-Custodian, or any other sub-custodian, may temporarily prevent, or otherwise impair the ability of, the Sponsor or the Trust’s auditors and inspectors, from performing a physical inspection of the Trust’s gold on a desired date. In those situations, the Sponsor or the Trust’s auditors and inspectors may seek to verify the gold held by the Trust by alternate means, including through virtual inspections of the Trust’s gold and/or a review of pertinent records.

Description of the Shares

General

The Trustee is authorized under the Trust Agreement to create and issue an unlimited number of Shares. The Trustee creates Shares only in Baskets (a Basket equals a block of 100,000 Shares) and only upon the order of an Authorized Participant. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. Any creation and issuance of Shares above the amount registered on the Trust’s then-current and effective registration statement with the SEC will require the registration of such additional Shares.

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

Custody of the Trust’s Gold

Custody of the gold bullion deposited with and held by the Trust is provided by the Custodian at the London , England vaults of the Custodian or at the Zurich, Switzerland vaults of the Custodian and/or the Zurich Sub-Custodian, and by other sub-custodians on a temporary basis. The Custodian is a market maker, clearer and approved weigher under the rules of the LBMA.

The Custodian is the custodian of the gold bullion credited to the Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the gold bullion credited to the Trust Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records, and requires any Zurich Sub-Custodian it appoints to also segregate the gold bullion from the other gold held by them for other customers of the Custodian and the Zurich Sub-Custodians’ other customers. The Custodian requires any Zurich Sub-Custodian it appoints to identify in such Zurich Sub-Custodian’s books and records the Trust as having the rights to the gold bullion credited to its Trust Allocated Account. Under the Custody Agreements, the Trustee, the Sponsor and the Trust's auditors and inspectors may inspect the vaults of the Custodian and the Zurich Sub-Custodian. See “Inspection of Gold”.

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

The process of withdrawing gold from the Trust for a redemption of a Basket follows the same general procedure as for depositing gold with the Trust for a creation of a Basket, only in reverse. Each transfer of gold between the Trust Allocated Account and the Trust Unallocated Account connected with a creation or redemption of a Basket may result in a small amount of gold being held in the Trust Unallocated Account after the completion of the transfer. In making deposits and withdrawals between the Trust Allocated Account and the Trust Unallocated Account, the Custodian will use commercially reasonable efforts to minimize the amount of gold held in the Trust Unallocated Account as of the close of each business day. See “Creation and Redemption of Shares.”

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

• An individual who is a citizen or resident of the United States;

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

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold a pro rata share of the gold held in the Trust at the time of the sale. Accordingly, the Shareholder generally will recognize a gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares, and (2) the Shareholder’s tax basis for the Shares sold, as determined in the manner described in the preceding paragraph.

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

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a “collectible” by an individual retirement account (“IRA”) or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) (“Tax Qualified Account”) is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the Tax Qualified Account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The term “collectible” is defined to include, with certain exceptions, “any metal or gem”. The IRS has issued several private letter rulings to the effect that a purchase by an IRA, or by a participant-directed account under a Code section 401(a) plan, of publicly-traded shares in a trust holding gold will not be treated as resulting in a taxable distribution to the IRA owner or Tax Qualified Account participant under Code section 408(m). However the private letter rulings provide that, if any of the Shares so purchased are distributed from the IRA or Tax Qualified Account to the IRA owner or Tax Qualified Account participant, or if any gold is received by such IRA or Tax Qualified Account upon the redemption of any of the Shares purchased by it, the Shares or gold so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code sections 408(d), 408(m) or 402. Accordingly, potential IRA or Tax Qualified Account investors are urged to consult with their own professional advisors concerning the treatment of an investment in Shares under Code section 408(m).

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

The Shares are designed to mirror as closely as possible the performance of the price of gold bullion, and the value of the Shares relates directly to the value of the gold held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of gold has fluctuated widely over the past several years. Several factors may affect the price of gold, including:

●	Global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, Russia and the United States;

●	Investors’ expectations with respect to the rate of inflation;

●	Currency exchange rates;

●	Interest rates;

●	Investment and trading activities of hedge funds and commodity funds; and

●	Global or regional political, economic or financial events and situations.

●	A significant change in investor interest, including in response to online campaigns or other activities specifically targeting investments in gold.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does not and will not hold or trade in commodity futures contracts, “commodity interests” or any other instruments regulated by the CEA, as administered by the CFTC and the National Futures Association (“NFA”). Furthermore, the Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests”, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Trust or the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools operated by registered commodity pool operators or advised by registered commodity trading advisors.

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

Although Shares are listed for trading on the NYSE Arca, it cannot be assumed that an active trading market for the Shares will be maintained. If an investor needs to sell Shares at a time when no active market for Shares exists, such lack of an active market will most likely adversely affect the price the investor receives for the Shares (assuming the investor is able to sell them).

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

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trust against the Custodian, the Zurich Sub-Custodian, or any other sub-custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

The Custodian may be reliant to use the Zurich Sub-Custodian for the safekeeping of all or a substantial portion of the Trust’s gold. Furthermore, the Custodian has limited obligations to oversee or monitor the Zurich Sub-Custodian. As a result, failure by any Zurich Sub-Custodian to exercise due care in the safekeeping of the Trust’s gold could result in a loss to the Trust.

Gold generally trades on a loco London or loco Zurich basis whereby the physical gold is held in vaults located in London or Zurich or is transferred into accounts established in London or Zurich. The Custodian has a vault in Zurich and is able to use the Zurich Sub-Custodian for the safekeeping of all or a substantial portion of the Trust’s allocated gold. Other than obligations to (1) use reasonable care in appointing the Zurich Sub-Custodian, (2) require any Zurich Sub-Custodian to segregate the gold held by it for the Trust from any other gold held by it for the Custodian and any other customers of the Custodian by making appropriate entries in its books and records and (3) ensure that the Zurich Sub-Custodian provides confirmation to the Trustee that it has undertaken to segregate the gold held by it for the Trust, the Custodian is not liable for the acts or omissions of the Zurich Sub-Custodian. Other than as described above, the Custodian does not undertake to monitor the performance by the Zurich Sub-Custodian of its custody functions. The Trustee’s obligation to monitor the performance of the Custodian is limited to receiving and reviewing the reports of the Custodian. The Trustee does not monitor the performance of the Zurich Sub-Custodian or any other sub-custodian. In addition, the ability of the Trustee and the Sponsor to monitor the performance of the Custodian may be limited because under the Custody Agreements, the Trustee and the Sponsor have only limited rights to visit the premises of the Custodian or the Zurich Sub-Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian or Zurich Sub-Custodian.

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

The United Kingdom (the “UK”) left the European Union (the “EU”) (“Brexit”) on January 31, 2020, subject to a transitional period which ended December 31, 2020. During the transitional period, although the United Kingdom was no longer a member state of the EU, it remained subject to EU law and regulations as if it were still a member state. The UK and the EU were to negotiate the terms of their future trading relationship during the transitional period. On December 24, 2020, negotiators representing the UK and EU came to a preliminary trade agreement (the "TCA"), which was subsequently ratified by the UK parliament on December 30, 2020. On May 1, 2021, the EU Parliament ratified the TCA and the TCA entered into force. Despite the existence of the TCA, many aspects of the trade relationship between the EU and the UK, including matters related to financial services, are subject to future negotiation. It is not possible to predict the nature of the future trading relationship between the EU and the UK due to political uncertainty.

The unavoidable uncertainties and events related to Brexit could increase taxes and costs of business and cause volatility in currency exchange rates and interest rates. Brexit could adversely affect the performance of contracts in existence at the date of Brexit and European, UK or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions, regulatory agencies and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the United Kingdom and EU is defined and the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares. The impact of Brexit on the Trust, the Trust’s service providers, and markets generally may not be fully known for some time.

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of public health crises, including the ongoing novel coronavirus pandemic.

The COVID-19 pandemic has caused major disruptions to economies and markets around the world, including the markets in which the Trust invests, and which has and may continue to negatively impact the value of certain of the Trust’s investments. Although vaccines for COVID-19 and variants thereof are becoming more widely available, the COVID-19 pandemic and impacts thereof may continue for an extended period of time and may vary from market to market. To the extent the impacts of COVID-19 continue, the Trust may experience negative impacts to its business that could exacerbate other risks to which the Trust is subject. Policy and legislative changes in countries around the world are affecting many aspects of financial regulation, and governmental and quasi-governmental authorities and regulators throughout the world have previously responded to serious economic disruptions with a variety of significant fiscal and monetary policy changes.

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust.

Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its Shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its Shareholders. As an example, the Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on September 1, 2009 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol SGOL since its initial public offering on September 9, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2021 and 2020:

Fiscal Year Ended December 31, 2021: Quarter Ended
	High	Low
March 31, 2021	$18.73	$16.15
June 30, 2021	$18.34	$16.59
September 30, 2021	$17.56	$16.56
December 31, 2021	$17.91	$16.83

Fiscal Year Ended December 31, 2020: Quarter Ended
	High	Low
March 31, 2020	$16.61	$14.12
June 30, 2020	$17.14	$15.31
September 30, 2020	$19.85	$17.05
December 31, 2020	$18.76	$17.08

The number of outstanding Shares of the Trust as of February 24, 2022 was 143,900,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2021	$17.46	$16.60
September 2021	$17.55	$16.56
October 2021	$17.34	$16.83
November 2021	$17.91	$17.00
December 2021	$17.56	$16.97
January 2022	$17.73	$17.16

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 100,000 Shares, referred to as a Basket. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2021 and 2020:

Month	Total number of Shares redeemed	Average ounces of gold per share
January 2021	800,000	0.0096
February 2021	1,200,000	0.0096
March 2021	8,200,000	0.0096
April 2021	2,300,000	0.0096
May 2021	—	—
June 2021	500,000	0.0096
July 2021	—	—
August 2021	700,000	0.0096
September 2021	900,000	0.0096
October 2021	—	—
November 2021	800,000	0.0096
December 2021	—	—
Total	15,400,000	0.0096

Month	Total number of Shares redeemed	Average ounces of gold per share
January 2020	—	—
February 2020	—	—
March 2020	5,700,000	0.0096
April 2020	—	—
May 2020	—	—
June 2020	—	—
July 2020	—	—
August 2020	—	—
September 2020	1,300,000	0.0096
October 2020	1,900,000	0.0096
November 2020	1,200,000	0.0096
December 2020	2,400,000	0.0096
Total	12,500,000	0.0096

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

The Trust issues and redeems Shares only in exchange for gold, only in aggregations of 100,000 Shares effective November 4, 2019 (prior to November 4, 2019, the number of Shares that constituted a Basket for creations and redemptions was 50,000 Shares) or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution, that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. Inc., Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “SGOL”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the net asset value (“NAV”) of the Shares against the corresponding gold price (per 1/100 of an oz. of gold) since inception:

NAV per Share vs. Gold Price from the September 9, 2009 (the Date of Inception) to December 31, 2021(1)

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

Critical Accounting Policy

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of gold bullion, a critical accounting policy that we believe is important to understanding the results of operations and financial position. In addition, please refer to Note 2 to the Financial Statements for further discussion of the Trust’s  accounting policies.

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

	December 31, 2021	December 31, 2020	December 31, 2019
(Amounts in 000’s of US$)
Investment in gold - cost	$2,033,883	$2,135,209	$1,011,343
Unrealized gain on investment in gold	357,695	517,682	181,808
Investment in gold- fair value	$2,391,578	$2,652,891	$1,193,151

Inspection of Gold

Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.  Under the Allocated Account Agreement, the Custodian agreed to procure similar inspection rights from the Zurich Sub-Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by the Custodian. An inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of July 23, 2021 and December 31, 2021.

There can be no guarantee that the Sponsor or the Trust’s auditors and inspectors will be able to perform physical inspections of the Trust’s gold as planned. Local policies, regulations, or ordinances, as well as polices or restrictions adopted by the Custodian or a sub-custodian, may temporarily prevent, or otherwise impair the ability of, the Sponsor or the Trust’s auditors and inspectors, from performing a physical inspection of the Trust’s gold on a desired date. In those situations, the Sponsor or the Trust’s auditors and inspectors may seek to verify the gold held by the Trust by alternate means, including through virtual inspections of the Trust’s gold and/or a review of pertinent records.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At December 31, 2021 and 2020, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
(Amounts in 000’s of US$)
Total gain/(loss) on gold	$(126,860)	$367,389	$155,359
Net change assets from operations	$(130,982)	$363,748	$153,679
Net cash provided by operating activities	$—	$—	$—

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The year ended December 31, 2021

The Trust’s NAV decreased from $2,652,511,503 at December 31, 2020 to $2,391,232,291 at December 31, 2021, a 9.85% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, which fell 4.33% from $1,887.60 at December 31, 2020 to $1,805.85 at December 31, 2021. There was also a decrease in outstanding Shares, which fell from 146,200,000 Shares at December 31, 2020 to 138,000,000 Shares at December 31, 2021, a result of 7,200,000 Shares (72 Baskets) being created and 15,400,000 Shares (154 Baskets) being redeemed during the year.

The NAV per Share decreased 4.47% from $18.14 at December 31, 2020 to $17.33 at December 31, 2021. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $4,122,059 for the year, or 0.17% of the Trust’s ANAV.

The NAV per Share of $18.68 at January 4, 2021 was the highest during the year, compared with a low of $16.18 at March 30, 2021.

The decrease in net assets from operations for the year ended December 31, 2021 was $130,981,959, resulting from a realized gain of $635,467 on the transfer of gold to pay expenses and a realized gain of $32,491,117 on gold distributed for the redemption of Shares, offset by a change in unrealized loss on investment of gold of $159,986,484,and the Sponsor’s Fee of $4,122,059. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2021.

The year ended December 31, 2020

The Trust’s NAV increased from $1,195,896,624 at December 31, 2019 to $ 2,652,511,503 at December 31, 2020, a 121.80% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 24.61% from $1,514.75 at December 31, 2019 to $1,887.60 at December 31, 2020 and an increase in outstanding Shares, which rose from 82,000,000 Shares at December 31, 2019 to 146,200,000 Shares at December 31, 2020, a result of 76,700,000 Shares (767 Baskets) being created and 12,500,000 Shares (125 Baskets) being redeemed during the year.

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

The year ended December 31, 20191

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

The NAV per Share increased 17.95% from $12.36 at December 31, 2018 to $14.58 at December 31, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,680,258 for the year, 0.17% of the Trust’s ANAV.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2021

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$1,051	$1,015	$1,028	$1,028	$4,122
Total expenses	1,051	1,015	1,028	1,028	4,122

Net investment loss	(1,051)	(1,015)	(1,028)	(1,028)	(4,122)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	195	141	157	142	635
Realized gain on gold distributed for the redemption of Shares	20,641	6,102	3,685	2,063	32,491
Change in unrealized gain and loss on investment in gold	(298,124)	87,618	(30,782)	81,302	(159,986)
Total (loss)/gain on investment in gold	(277,288)	93,861	(26,940)	83,507	(126,860)

Change in net assets from operations	$(278,339)	$92,846	$(27,968)	$82,479	$(130,982)

Net increase in net assets per Share	$(1.91)	$0.67	$(0.20)	$0.60	$(0.93)

Weighted average number of Shares	145,787,778	138,387,912	138,592,391	138,152,174	140,204,658

Year Ended December 31, 2020

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$588	$808	$1,102	$1,143	$3,641
Total expenses	588	808	1,102	1,143	3,641

Net investment loss	(588)	(808)	(1,102)	(1,143)	(3,641)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	89	120	208	226	643
Realized gain / (loss) on gold distributed for the redemption of Shares	9,417	—	4,384	17,072	30,873
Change in unrealized gain on investment in gold	59,879	164,597	130,063	(18,666)	335,873
Total gain on investment in gold	69,385	164,717	134,655	(1,368)	367,389

Change in net assets from operations	$68,797	$163,909	$133,553	$(2,511)	$363,748

Net increase in net assets per Share	$0.76	$1.42	$0.94	$0.02	$2.93

Weighted average number of Share)	90,987,912	115,749,451	142,115,217	147,114,565	124,112,022

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2021, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2021. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2021.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Gold ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Aberdeen Standard Gold ETF Trust's (the Trust) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2021 and 2020, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.

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
February 28, 2022

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Steven Dunn – President and Chief Executive Officer

Mr. Dunn, CIMA®, is the Head of Exchange Traded Funds at abrdn Inc.. Mr. Dunn guides the firm’s strategic direction and distribution strategy for ETFs. Previously, he was a Director with Deutsche Asset and Wealth Management in charge of managing relationships with US ETF Strategists and overseeing the Eastern Division sales team. Prior to that, Mr. Dunn was a consultant at Brandywine Global Investment Management and has also held sales and distribution strategy positions at iShares, Blackrock and Vanguard. Mr. Dunn holds a B.A. degree in Public Administration from Shippensburg University of Pennsylvania and has completed his MBA at Pennsylvania State University. He holds the Series 7, 24, and 63 registrations as well as the Certified Investment Management Analyst® (CIMA®).

Andrea Melia – Chief Financial Officer and Treasurer

Ms. Melia is Vice President and Senior Director of Product Management for abrdn Inc. Ms. Melia has managed the fund administration team since joining abrdn Inc. in September 2009. Prior to joining abrdn Inc., Ms. Melia was Director of fund administration and accounting oversight for Princeton Administrators LLC, a division of BlackRock Inc. and had worked with Princeton Administrators since 1992. Ms. Melia holds a BS in Accounting from University of Scranton and a MBA from Rider University.

As described under Item 1 above, abrdn Inc. is the parent of the Sponsor.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
Audit fees – KPMG	$77,250	$77,825
Audit related fees - KPMG	—	—
	$77,250	$77,825

Audit Fees are fees paid by the Sponsor to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements. These services include the accountant providing a consent letter related to the Trust’s registration statement filing.

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158221 on September 1, 2009

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-234637 on November 12, 2019

4.1(c)	Second Amendment to the Depositary Trust Agreement effective December 1, 2018, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on December 6, 2018

4.1(d)	Third Amendment to the Depository Trust Agreement effective June 20, 2019, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on June 13, 2019

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 with Registration Statement No. 333-262463 on February 1, 2022.

4.3	Certificate of Beneficial Interest, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158221 on September 1, 2009

10.1(a)	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158221 on September 1, 2009

10.1(b)	Amendment to the Allocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.1(c)	Amendment to the Allocated Account Agreement and the Unallocated Account Agreement effective June 29, 2019, incorporated by reference to Exhibit 10.1 field with the Trust’s Current Report on Form 8-K on June 13, 2019

10.1(d)	Second amendment to the Allocated Account Agreement effective June 5, 2020 incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.2(a)	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158221 on September 1, 2009

10.2(b)	Amendment to the Unallocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.2(c)	Second amendment to the Unallocated Account Agreement effective June 5, 2020 incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158221 on September 1, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158221 on September 1, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective as of October 1, 2018, incorporated by reference to Exhibit 10.4(b) filed with the Trust’s Annual Report on Form 10-K on February 28, 2019.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

Aberdeen Standard Gold ETF Trust
Financial Statements as of December 31, 2021
Index

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Gold ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Aberdeen Standard Gold ETF Trust (the Trust), including the schedules of investments, as of December 31, 2021 and 2020, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2021 and 2020, and the results of its operations, changes in its net assets and financial highlights for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the evidence pertaining to the existence of the gold holdings

As presented on the December 31, 2021 schedule of investments and in Note 2.2, the fair value of the Trust’s investment in gold is $2,391,578 thousand, representing 100.01% of the Trust’s net assets, and 1,324,350.2 ounces of gold holdings. The investment in gold was held by a third-party custodian (the custodian).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of gold held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over (1) the comparison of the Trust’s records of gold held to the custodian’s records, (2) the approval of gold deposits and withdrawals by the trustee of the Trust and (3) the physical counts of the Trust’s gold holdings performed at the custodian’s locations by a third party engaged by the Trust’s sponsor. We obtained a schedule directly from the custodian of the Trust’s gold holdings held by the custodian as of December 31, 2021. We compared the total ounces on such schedule to the Trust’s record of gold holdings. We also attended and observed a part of the physical counts of the Trust’s gold holdings. We obtained and read the physical count result reports of the third party and reconciled those reports to both the Trust’s and custodian’s records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York
February 28, 2022

Aberdeen Standard Gold ETF Trust

Statements of Assets and Liabilities

At December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: December 31, 2021: $2,033,883; December 31, 2020: $2,135,209)	$2,391,578	$2,652,891
Total assets	2,391,578	2,652,891

LIABILITIES
Fees payable to Sponsor	346	379
Total liabilities	346	379

NET ASSETS(1)	$2,391,232	$2,652,512

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at December 31, 2021 were 138,000,000 and at December 31, 2020 were 146,200,000. Net asset values per Share at December 31, 2021 and December 31, 2020 were $17.33 and $18.14, respectively.

See Notes to the Financial Statements

Aberdeen Standard Gold ETF Trust

Schedules of Investments

At December 31, 2021 and 2020

	December 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,324,350.2	$2,033,883	$2,391,578	100.01%
Total investment in gold	1,324,350.2	$2,033,883	$2,391,578	100.01%
Less liabilities			(346)	(0.01)%
Net Assets			$2,391,232	100.00%

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,405,430.5	$2,135,209	$2,652,891	100.01%
Total investment in gold	1,405,430.5	$2,135,209	$2,652,891	100.01%
Less liabilities			(379)	(0.01)%
Net Assets			$2,652,512	100.00%

See Notes to the Financial Statements

Aberdeen Standard Gold ETF Trust

Statements of Operations

For the years ended December 31, 2021, 2020, and 2019

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$4,122	$3,641	$1,680
Total expenses	4,122	3,641	1,680
Net investment loss	(4,122)	(3,641)	(1,680)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	635	643	154
Realized gain on gold distributed for the redemption of Shares	32,491	30,873	8,541
Change in unrealized gain / (loss) on investment in gold	(159,986)	335,873	146,664
Total gain / (loss) on investment in gold	(126,860)	367,389	155,359

Change in net assets from operations	$(130,982)	$363,748	$153,679

Net increase / (decrease) in net assets per Share(1)	$(0.93)	$2.93	$2.09

Weighted average number of Shares(1)	140,204,658	124,112,022	73,381,967

(1)	After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

Aberdeen Standard Gold ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2021, 2020 and 2019

	Year Ended December 31, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2021	146,200,000	$2,652,512
Net investment loss		(4,122)
Realized gain on investment in gold		33,126
Change in unrealized (loss) on investment in gold		(159,986)
Creations	7,200,000	128,307
Redemptions	(15,400,000)	(258,605)
Closing balance at December 31, 2021	138,000,000	$2,391,232

	Year Ended December 31, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2020	82,000,000	$1,195,897
Net investment loss		(3,641)
Realized gain on investment in gold		31,516
Change in unrealized gain on investment in gold		335,873
Creations	76,700,000	1,296,036
Redemptions	(12,500,000)	(203,169)
Closing balance at December 31, 2020	146,200,000	$2,652,512

	Year Ended December 31, 2019
(Amounts in 000’s of US$, except for Share data)	Shares(1)	Amount
Opening balance at January 1, 2019	68,500,000	$846,716
Net investment loss		(1,680)
Realized gain on investment in gold		8,695
Change in unrealized gain on investment in gold		146,664
Creations	21,300,000	297,717
Redemptions	(7,800,000)	(102,215)
Closing balance at December 31, 2019	82,000,000	$1,195,897

(1)	After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

Aberdeen Standard Gold ETF Trust

Financial Highlights

For the years ended December 31, 2021, 2020 and 2019

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Per Share Performance (for a Share outstanding throughout the entire period)(1)
Net asset value per Share at beginning of period	$18.14	$14.58	$12.36
Income from investment operations:
Net investment loss	(0.03)	(0.03)	(0.02)
Total realized and unrealized gains or losses on investment in gold	(0.78)	3.59	2.24
Change in net assets from operations	(0.81)	3.56	2.22

Net asset value per Share at end of period	$17.33	$18.14	$14.58

Weighted average number of Shares(1)	140,204,658	124,112,022	73,381,967

Expense ratio	0.17%	0.17%	0.17%

Net investment loss ratio	(0.17)%	(0.17)%	(0.17)%

Total return, net asset value	(4.47)%	24.42%	17.95%

(1)	After the close of markets on November 1, 2019, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

Aberdeen Standard Gold ETF Trust

Notes to the Financial Statements

1.    Organization

The Aberdeen Standard Gold ETF Trust (the “Trust”) is a common law trust formed on September 1, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC  (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds gold bullion and issues Aberdeen Standard Physical Gold Shares ETF (“Shares”) in minimum blocks of 100,000 Shares (also referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022). abrdn Inc. is a wholly-owned indirect subsidiary of abrdn (formerly known as Standard Life Aberdeen) plc. The Trust is governed by the Trust Agreement.

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

The Trust’s gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England and Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of UBS AG, or any other firm selected by the Custodian, to hold the Trust’s gold in the Trust’s allocated account in the firm’s vault premises on a segregated basis. Effective as of the close of business June 20, 2019, the Sponsor approved the addition of London, England as a location where the Custodian may custody allocated gold bullion deposited with and held by the Trust. At December 31, 2021, none of the Trust’s gold was held by a sub-custodian.

Aberdeen Standard Gold ETF Trust

Notes to the Financial Statements

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

Once the value of the gold has been determined, the Trustee subtracts all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place which are computed by reference to the value of the Trust or its assets), expenses and other \ liabilities of the Trust from the total value of the gold and any other assets of the Trust. The resulting figure is the adjusted net asset value (“ANAV”) of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

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

Aberdeen Standard Gold ETF Trust

Notes to the Financial Statements

The Trust’s investment in gold is classified as a level 1 asset, as its value is calculated using unadjusted quoted prices from primary market sources.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2021	December 31, 2020

Level 1
Investment in gold	$2,391,578	$2,652,891

There were no transfers between levels during the years ended December 31, 2021 and 2020.

2.3.    Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within two business days of the trade date. At December 31, 2021, the Trust had no gold receivable or payable for the creation or redemption of Shares. At December 31, 2020, the Trust had no gold receivable or payable for the creation or redemption of Shares.

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

Notes to the Financial Statements

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2021 or December 31, 2020.

2.6.    Investment in Gold

Changes in ounces of gold and their respective values for the years ended December 31, 2021 and 2020 are set out below:

	Year Ended December 31, 2021	Year Ended December 31, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,405,430.5	787,688.3
Creations	69,166.7	739,919.1
Redemptions	(147,946.2)	(120,236.3)
Transfers of gold to pay expenses	(2,300.8)	(1,940.6)
Closing balance	1,324,350.2	1,405,430.5

Investment in gold
Opening balance	$2,652,891	$1,193,151
Creations	128,307	1,298,953
Redemptions	(258,605)	(203,169)
Realized gain on gold distributed for the redemption of Shares	32,491	30,873
Transfers of gold to pay expenses	(4,155)	(3,433)
Realized gain on gold transferred to pay expenses	635	643
Change in unrealized (loss) / gain on investment in gold	(159,986)	335,873
Closing balance	$2,391,578	$2,652,891

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

For the year ended December 31, 2021, 2020 and 2019, the Sponsor’s Fee was $4,122,059, $3,640,527 and $1,680,258, respectively.

At December 31, 2021 and at December 31, 2020, the fees payable to the Sponsor were $345,581 and $379,068, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2021 and 2020.

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

Aberdeen Standard Investments ETFs Sponsor LLC

Date: February 28, 2022	/s/ Steven Dunn
Steven Dunn *
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2022	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.