Form 10-Q
period 2022-06-30
abrdn Gold ETF Trust
filed 2022-08-05
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from________________to_______________

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

As of August 3, 2022, abrdn Gold ETF Trust had 145,000,000 abrdn Physical Gold Shares ETF outstanding.

abrdn Gold ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

abrdn Gold ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2022 (Unaudited) and December 31, 2021

	June 30, 2022	December 31, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: June 30, 2022: $2,249,555; December 31, 2021: $2,033,883)	$2,595,951	$2,391,578
Total assets	2,595,951	2,391,578

LIABILITIES
Fees payable to Sponsor	363	346
Total liabilities	363	346

NET ASSETS(1)	$2,595,588	$2,391,232

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2022 were 149,000,000 and at December 31, 2021 were 138,000,000. Net asset values per Share at June 30, 2022 and December 31, 2021 were $17.42 and $17.33, respectively.

See Notes to the Financial Statements

abrdn Gold ETF Trust

Schedules of Investments

At June 30, 2022 (Unaudited) and December 31, 2021

	June 30, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,428,702.0	$2,249,555	$2,595,951	100.01%
Total investment in gold	1,428,702.0	$2,249,555	$2,595,951	100.01%
Less liabilities			(363)	(0.01)%
Net Assets			$2,595,588	100.00%

	December 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,324,350.2	$2,033,883	$2,391,578	100.01%
Total investment in gold	1,324,350.2	$2,033,883	$2,391,578	100.01%
Less liabilities			(346)	(0.01)%
Net Assets			$2,391,232	100.00%

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,146	$1,015	$2,219	$2,066
Total expenses	1,146	1,015	2,219	2,066

Net investment loss	(1,146)	(1,015)	(2,219)	(2,066)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	210	141	369	336
Realized gain on gold distributed for the redemption of Shares	10,754	6,102	14,518	26,744
Change in unrealized (loss) / gain on investment in gold	(193,623)	87,618	(11,298)	(210,506)
Total (loss)/gain on investment in gold	(182,659)	93,861	3,589	(183,426)

Change in net assets from operations	$(183,805)	$92,846	$1,370	$(185,492)

Net increase / (decrease) in net assets per Share	$(1.22)	$0.67	$0.01	$(1.31)

Weighted average number of Shares	150,567,033	138,387,912	146,562,431	142,067,403

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	149,300,000	$2,781,131	139,400,000	$2,264,837
Net investment loss		(1,146)		(1,015)
Realized gain on investment in gold		10,964		6,243
Change in unrealized (loss)/gain on investment in gold		(193,623)		87,618
Creations	3,900,000	72,400	2,300,000	41,457
Redemptions	(4,200,000)	(74,138)	(2,800,000)	(47,207)
Closing balance	149,000,000	$2,595,588	138,900,000	$2,351,933

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	138,000,000	$2,391,232	146,200,000	$2,652,512
Net investment loss		(2,219)		(2,066)
Realized gain on investment in gold		14,887		27,080
Change in unrealized (loss) on investment in gold		(11,298)		(210,506)
Creations	16,200,000	295,784	5,700,000	102,424
Redemptions	(5,200,000)	(92,798)	(13,000,000)	(217,511)
Closing balance	149,000,000	$2,595,588	138,900,000	$2,351,933

See Notes to the Financial Statements

abrdn Gold ETF Trust

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$18.63	$16.25	$17.33	$18.14
Income from investment operations:
Net investment loss	(0.01)	(0.01)	(0.02)	(0.01)
Total realized and unrealized gains or losses on investment in gold	(1.20)	0.69	0.11	(1.20)
Change in net assets from operations	(1.21)	0.68	0.09	(1.21)

Net asset value per Share at end of period	$17.42	$16.93	$17.42	$16.93

Weighted average number of Shares	150,567,033	138,387,912	146,562,431	142,067,403

Expense ratio(1)	0.17%	0.17%	0.17%	0.17%

Net investment loss ratio(1)	(0.17)%	(0.17)%	(0.17)%	(0.17)%

Total return, net asset value(2)	(6.49)%	4.18%	0.52%	(6.67)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of June 30, 2022, and for the three and six month periods then ended.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

The Trust’s gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England and Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of UBS AG, or any other firm selected by the Custodian, to hold the Trust’s gold in the Trust’s allocated account in the firm’s vault premises on a segregated basis. Effective as of the close of business June 20, 2019, the Sponsor approved the addition of London, England as a location where the Custodian may custody allocated gold bullion deposited with and held by the Trust. At June 30, 2022, none of the Trust’s gold was held by a sub-custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2022	December 31, 2021

Level 1
Investment in gold	$2,595,951	$2,391,578

There were no transfers between levels during the six months ended June 30, 2022 or the year ended December 31, 2021.

2.3.    Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within two business days of the trade date. At June 30, 2022, the Trust had no gold receivable or payable for the creation or redemption of Shares. At December 31, 2021, the Trust had no gold receivable or payable for the creation or redemption of Shares.

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

abrdn Gold ETF Trust

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

The amount of gold represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of gold to be delivered or distributed by the Trust. In order to ensure that the correct amount of gold is available at all times to back the Shares, the Sponsor accepts an adjustment to its Sponsor’s Fee in the event of any shortfall or excess on each transaction. For each transaction, this amount is not more than 1/1000th of an ounce of gold.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2022 or December 31, 2021.

2.6.    Investment in Gold

Changes in ounces of gold and their respective values for the three and six months ended June 30, 2022 and 2021 are set out below:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,432,189.0	1,339,505.8
Creations	37,403.1	22,092.7
Redemptions	(40,274.1)	(22,096.2)
Transfers of gold to pay expenses	(616.0)	(575.0)
Closing balance	1,428,702.0	1,338,927.3

Investment in gold
Opening balance	$2,781,526	$2,265,171
Creations	72,400	41,457
Redemptions	(74,138)	(38,741)
Realized gain on gold distributed for the redemption of Shares	10,754	6,102
Transfers of gold to pay expenses	(1,178)	(1,018)
Realized gain on gold transferred to pay expenses	210	141
Change in unrealized (loss) / gain on investment in gold	(193,623)	87,618
Closing balance	$2,595,951	$2,360,730

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,324,350.2	1,405,430.5
Creations	155,395.3	54,768.5
Redemptions	(49,866.6)	(120,106.1)
Transfers of gold to pay expenses	(1,176.9)	(1,165.6)
Closing balance	1,428,702.0	1,338,927.3

Investment in gold
Opening balance	$2,391,578	$2,652,891
Creations	295,784	102,424
Redemptions	(92,798)	(209,045)
Realized gain on gold distributed for the redemption of Shares	14,518	26,744
Transfers of gold to pay expenses	(2,202)	(2,114)
Realized gain on gold transferred to pay expenses	369	336
Change in unrealized (loss) on investment in gold	(11,298)	(210,506)
Closing balance	$2,595,951	$2,360,730

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

For the three months ended June 30, 2022 and 2021, the Sponsor’s Fee was $1,146,100 and $1,014,940, respectively. For the six months ended June 30, 2022 and 2021, the Sponsor’s Fee was $2,219,182 and $2,065,829, respectively.

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

At June 30, 2022 and at December 31, 2021, the fees payable to the Sponsor were $363,372 and $345,581, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2022 and 2021.

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

abrdn Gold ETF Trust

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

The Quarter Ended June 30, 2022

The Trust’s NAV decreased from $2,781,130,613 at March 31, 2022 to $2,595,588,123 at June 30, 2022 a 6.67% decrease for the quarter. The decrease in the Trust’s NAV resulted from a decrease in the price per ounce of gold, which dropped 6.44% from $1,942.15 at March 31, 2022 to $1,817.00 at June 30, 2022. There was a decrease in outstanding Shares, which dropped from 149,300,000 at March 31, 2022 to 149,000,000 at June 30, 2022 as a result of 3,900,000 Shares (39 Baskets) being created and 4,200,000 Shares (42 Baskets) being redeemed during the quarter.

The NAV per Share decreased 6.49% from $18.63 at March 31, 2022 to $17.42 at June 30, 2022. The Trust’s NAV per Share decreased slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,146,100 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $18.96 at April 13, 2022 was the highest during the quarter, compared with a low of $17.35 at May 16, 2022.

The decrease in net assets from operations for the quarter ended June 30, 2022 was $183,805,341, resulting from a realized gain of $210,263 on the transfer of gold to pay expenses and a realized gain of $10,753,547 on gold distributed for the redemption of Shares, offset by a decrease in unrealized gain on investment in gold of $193,623,051 and the Sponsor’s Fee of $1,146,100. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2022.

The Six Months Ended June 30, 2022

The Trust’s NAV increased from $2,391,232,291 at December 31, 2021 to $2,595,588,123 at June 30, 2022, an 8.55% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 138,000,000 Shares at December 31, 2021 to 149,000,000 Shares at June 30, 2022, as a result of 16,200,000 Shares (162 Baskets) being created and 5,200,000 Shares (52 Baskets) being redeemed, as well as an increase in the price per ounce of gold, which rose 0.62% from $1,805.85 at December 31, 2021 to $1,817.00 at June 30, 2022.

The NAV per Share increased 0.52% from $17.33 at December 31, 2021 to $17.42 at June 30, 2022. The Trust’s NAV per Share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $2,219,182 for the period, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $19.56 at March 8, 2022 was the highest during the period, compared with a low of $17.16 at January 28, 2022.

The increase in net assets from operations for the six months ended June 30, 2022 was $1,369,771, resulting from a realized gain of $369,435 on the transfer of gold to pay expenses and a realized gain of $14,517,685 on gold distributed for the redemption of Shares, offset by a change in unrealized loss on investment in gold of $11,298,167 and the Sponsor’s Fee of $2,219,182. Other than the Sponsor’s Fee, the Trust had no expenses during the six month period ended June 30, 2022.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2022, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2022, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

On June 26, 2022, Canada, Japan, the United Kingdom, and the United States announced sanctions that prevent Russia gold from entering their respective countries. The import ban will only apply to newly mined or refined gold and does not impact Russian-origin gold previously exported from Russia. On August 3, 2022, Switzerland announced sanctions that ban buying, importing or transporting gold and gold products from Russia, as well as services in connection with said gold and gold products. Although it is not possible to predict the impact that these sanctions may have, such sanctions could impact the operations of the Trust and its service providers and could significantly harm the value of the Trust’s Shares.

General Risks

Armed conflict can result in significant disruptions to the commodities markets and could adversely affect the price of the Shares.

On February 24, 2022, Russia commenced an invasion of Ukraine. In response to such conflict or for other reasons, governments have imposed and may impose additional economic sanctions against Russia, certain other countries, entities and/or individuals. Economic sanctions and other similar governmental actions could, among other things, prevent or prohibit certain entities or individuals from participating in the bullion and commodities markets or otherwise impact the functioning of those markets. Such actions could affect the value of gold held by the Fund. Sanctions could also result in countermeasures or retaliatory actions, which may impact the value of gold. Although it is not possible to predict the impact that any sanctions and retaliatory actions may have on the Fund, such events could significantly harm the value of the Fund’s shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2022:

39 Baskets were created.

42 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
April 2022	—	—	—
May 2022	30	3,000,000	0.0096
June 2022	12	1,200,000	0.0096
	42	4,200,000	0.0096

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

abrdn Gold ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 5, 2022	/s/ Steven Dunn
Steven Dunn *
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.