Form 10-Q
period 2022-09-30
abrdn Gold ETF Trust
filed 2022-11-04
CIK 1450923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_______________________to_______________________

Commission File Number: 001-34441

abrdn Gold ETF Trust

(Exact name of registrant as specified in its charter)

New York	26-4587209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o abrdn ETFs Sponsor LLC
1900 Market Street, Suite 200 Philadelphia, PA (Address of principal executive offices)	19103 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
abrdn Physical Gold Shares ETF	SGOL	NYSE Arca

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

As of November 2, 2022, abrdn Gold ETF Trust had 138,700,000 abrdn Physical Gold Shares ETF outstanding.

abrdn Gold ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

abrdn Gold ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2022 (Unaudited) and December 31, 2021

	September 30, 2022	December 31, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: September 30, 2022: $2,121,827; December 31, 2021: $2,033,883)	$2,252,820	$2,391,578
Total assets	2,252,820	2,391,578

LIABILITIES
Fees payable to Sponsor	319	346
Total liabilities	319	346

NET ASSETS(1)	$2,252,501	$2,391,232

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2022 were 140,600,000 and at December 31, 2021 were 138,000,000. Net asset values per Share at September 30, 2022 and December 31, 2021 were $16.02 and $17.33, respectively.

See Notes to the Financial Statements

abrdn Gold ETF Trust

Schedules of Investments

At September 30, 2022 (Unaudited) and December 31, 2021

	September 30, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,347,581.7	$2,121,827	$2,252,820	100.01%
Total investment in gold	1,347,581.7	$2,121,827	$2,252,820	100.01%
Less liabilities			(319)	(0.01)%
Net Assets			$2,252,501	100.00%

	December 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,324,350.2	$2,033,883	$2,391,578	100.01%
Total investment in gold	1,324,350.2	$2,033,883	$2,391,578	100.01%
Less liabilities			(346)	(0.01)%
Net Assets			$2,391,232	100.00%

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,029	$1,028	$3,248	$3,094
Total expenses	1,029	1,028	3,248	3,094

Net investment loss	(1,029)	(1,028)	(3,248)	(3,094)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	124	157	493	494
Realized gain on gold distributed for the redemption of Shares	11,881	3,685	26,399	30,429
Change in unrealized (loss) on investment in gold	(215,404)	(30,782)	(226,702)	(241,289)
Total (loss) on investment in gold	(203,399)	(26,940)	(199,810)	(210,366)

Change in net assets from operations	$(204,428)	$(27,968)	$(203,058)	$(213,460)

Net increase / (decrease) in net assets per Share	$(1.42)	$(0.20)	$(1.39)	$(1.52)

Weighted average number of Shares	144,409,783	138,592,391	145,836,996	140,896,337

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	149,000,000	$2,595,588	138,900,000	$2,351,933
Net investment loss		(1,029)		(1,028)
Realized gain on investment in gold		12,005		3,842
Change in unrealized (loss) on investment in gold		(215,404)		(30,782)
Creations	—	—	600,000	10,337
Redemptions	(8,400,000)	(138,659)	(1,600,000)	(27,241)
Closing balance	140,600,000	$2,252,501	137,900,000	$2,307,061

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	138,000,000	$2,391,232	146,200,000	$2,652,512
Net investment loss		(3,248)		(3,094)
Realized gain on investment in gold		26,892		30,923
Change in unrealized (loss) on investment in gold		(226,702)		(241,289)
Creations	16,200,000	295,784	6,300,000	112,761
Redemptions	(13,600,000)	(231,457)	(14,600,000)	(244,752)
Closing balance	140,600,000	$2,252,501	137,900,000	$2,307,061

See Notes to the Financial Statements

abrdn Gold ETF Trust

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$17.42	$16.93	$17.33	$18.14
Income from investment operations:
Net investment loss	(0.01)	(0.01)	(0.02)	(0.02)
Total realized and unrealized gains or losses on investment in gold	(1.39)	(0.19)	(1.29)	(1.39)
Change in net assets from operations	(1.40)	(0.20)	(1.31)	(1.41)

Net asset value per Share at end of period	$16.02	$16.73	$16.02	$16.73

Weighted average number of Shares	144,409,783	138,592,391	145,836,996	140,896,337

Expense ratio(1)	0.17%	0.17%	0.17%	0.17%

Net investment loss ratio(1)	(0.17)%	(0.17)%	(0.17)%	(0.17)%

Total return, net asset value(2)	(8.04)%	(1.18)%	(7.56)%	(7.77)%

(1)	Annualized for periods less than one year.

(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of September 30, 2022, and for the three and nine month periods then ended have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

The Trust’s gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England and Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of UBS AG, or any other firm selected by the Custodian, to hold the Trust’s gold in the Trust’s allocated account in the firm’s vault premises on a segregated basis. Effective as of the close of business June 20, 2019, the Sponsor approved the addition of London, England as a location where the Custodian may custody allocated gold bullion deposited with and held by the Trust. At September 30, 2022, none of the Trust’s gold was held by a sub-custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2022	December 31, 2021

Level 1
Investment in gold	$2,252,820	$2,391,578

There were no transfers between levels during the nine months ended September 30, 2022 or the year ended December 31, 2021.

2.3.    Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within two business days of the trade date. At September 30, 2022, the Trust had no gold receivable or payable for the creation or redemption of Shares. At December 31, 2021, the Trust had no gold receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2022 or December 31, 2021.

2.6.    Investment in Gold

Changes in ounces of gold and their respective values for the three and nine months ended September 30, 2022 and 2021 are set out below:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,428,702.0	1,338,927.3
Creations	—	5,760.2
Redemptions	(80,517.0)	(20,162.7)
Transfers of gold to pay expenses	(603.3)	(572.2)
Closing balance	1,347,581.7	1,323,952.6

Investment in gold
Opening balance	$2,595,951	$2,360,730
Creations	—	10,337
Redemptions	(138,659)	(35,707)
Realized gain on gold distributed for the redemption of Shares	11,881	3,685
Transfers of gold to pay expenses	(1,073)	(1,035)
Realized gain on gold transferred to pay expenses	124	157
Change in unrealized (loss) on investment in gold	(215,404)	(30,782)
Closing balance	$2,252,820	$2,307,385

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,324,350.2	1,405,430.5
Creations	155,395.3	60,529.4
Redemptions	(130,383.5)	(140,268.8)
Transfers of gold to pay expenses	(1,780.3)	(1,738.5)
Closing balance	1,347,581.7	1,323,952.6

Investment in gold
Opening balance	$2,391,578	$2,652,891
Creations	295,784	112,761
Redemptions	(231,457)	(244,752)
Realized gain on gold distributed for the redemption of Shares	26,399	30,429
Transfers of gold to pay expenses	(3,275)	(3,149)
Realized gain on gold transferred to pay expenses	493	494
Change in unrealized (loss) on investment in gold	(226,702)	(241,289)
Closing balance	$2,252,820	$2,307,385

2.7.    Expenses / Realized Gains / Losses

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of gold to the Sponsor.

The Trust will transfer gold to the Sponsor to pay the Sponsor’s Fee that accrues daily at an annualized rate equal to 0.17% of the adjusted daily net asset value (“ANAV”) of the Trust, paid monthly in arrears.

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

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

For the three months ended September 30, 2022 and 2021, the Sponsor’s Fee was $1,029,225 and $1,028,284, respectively. For the nine months ended September 30, 2022 and 2021, the Sponsor’s Fee was $3,248,407 and $3,094,114, respectively.

At September 30, 2022 and at December 31, 2021, the fees payable to the Sponsor were $318,754 and $345,581, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2022 and 2021.

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

The Quarter Ended September 30, 2022

The Trust’s NAV decreased from $2,595,588,123 at June 30, 2022 to $2,252,500,948 at September 30, 2022, a 13.22% decrease for the quarter. The decrease in the Trust’s NAV resulted from a decrease in the price per ounce of gold, which fell 7.99% from $1,817.00 at June 30, 2022 to $1,671.75 at September 30, 2022. There was a decrease in outstanding Shares, which dropped from 149,000,000 at June 30, 2022 to 140,600,000 at September 30, 2022 as a result of no Shares (0 Baskets) being created and 8,400,000 Shares (84 Baskets) being redeemed during the quarter.

The NAV per Share decreased 8.04% from $17.42 at June 30, 2022 to $16.02 at September 30, 2022. The Trust’s NAV per Share decreased slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,029,225 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $17.23 at July 1, 2022 was the highest during the quarter, compared with a low of $15.66 at September 27, 2022.

The decrease in net assets from operations for the quarter ended September 30, 2022 was $204,428,233, resulting from a realized gain of $123,886 on the transfer of gold to pay expenses and a realized gain of $11,881,399 on gold distributed for the redemption of Shares, offset by a decrease in unrealized gain on investment in gold of $215,404,293 and the Sponsor’s Fee of $1,029,225. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2022.

The Nine Months Ended September 30, 2022

The Trust’s NAV decreased from $2,391,232,291 at December 31, 2021 to $2,252,500,948 at September 30, 2022, a 5.80% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, which fell 7.43% from $1,805.85 at December 31, 2021 to $1,671.75 at September 30, 2022. There was an increase in outstanding Shares, which rose from 138,000,000 Shares at December 31, 2021 to 140,600,000 Shares at September 30, 2022, as a result of 16,200,000 Shares (162 Baskets) being created and 13,600,000 Shares (136 Baskets) being redeemed.

The NAV per Share decreased 7.56% from $17.33 at December 31, 2021 to $16.02 at September 30, 2022. The Trust’s NAV per Share decreased slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $3,248,407 for the period, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $19.56 at March 8, 2022 was the highest during the period, compared with a low of $15.66 at September 27, 2022.

The decrease in net assets from operations for the nine months ended September 30, 2022 was $203,058,462, resulting from a realized gain of $493,321 on the transfer of gold to pay expenses and a realized gain of $26,399,084 on gold distributed for the redemption of Shares, offset by a change in unrealized loss on investment in gold of $226,702,460 and the Sponsor’s Fee of $3,248,407. Other than the Sponsor’s Fee, the Trust had no expenses during the nine month period ended September 30, 2022.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2022, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2022, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2022:

0 Baskets were created.

84 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
July 2022	36	3,600,000	0.0096
August 2022	15	1,500,000	0.0096
September 2022	33	3,300,000	0.0096
	84	8,400,000	0.0096

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

abrdn Gold ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: November 4, 2022	/s/ Steven Dunn*
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2022	/s/ Andrea Melia*
Andrea Melia**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor's offices and will be made available for inspection upon request.

**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.