Form 10-K
period 2022-12-31
abrdn Gold ETF Trust
filed 2023-03-01
CIK 1450923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ______________ to ______________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Aggregate market value of the registrant’s shares outstanding held by non-affiliates of the registrant based upon the closing price of a share on June 30, 2022 as reported by the NYSE Arca, Inc. on that date: $2,582,170,000.

As of February 23, 2023, abrdn Gold ETF Trust had 138,100,000 abrdn Physical Gold Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the abrdn Gold ETF Trust (known as Aberdeen Standard Gold ETF Trust prior to March 31, 2022) (the “Trust”) is to own gold transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of gold bullion. The Trust was formed on September 1, 2009 when an initial deposit of gold was made in exchange for the issuance of two Baskets (a “Basket” consists of 100,000 Shares).

The sponsor of the Trust is abrdn ETFs Sponsor LLC (known as Aberdeen Standard ETFs Sponsor LLC prior to March 1, 2022) (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London Branch (the “Custodian”).

The Trust’s Shares at redeemable value increased from $2,391,232,291 at December 31, 2021 to $2,427,492,279 at December 31, 2022, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 138,000,000 Shares at December 31, 2021 to 140,600,000 Shares at December 31, 2022.

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

Trust Objective

The investment objective of the Trust is for the Shares to reflect the performance of the price of physical gold bullion, less the Trust's expenses. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in physical gold. An investment in physical gold requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical gold being efficient only in amounts beyond the reach of many investors.

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding gold bullion. The Shares offer an investment that:

• Easily Accessible and Relatively Cost Effective. Investors can access the gold bullion market through a traditional brokerage account. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use gold bullion by using the Shares instead of using the traditional means of purchasing, trading and holding gold bullion and for many investors, transaction costs related to the Shares will be lower than those associated with the purchase, storage and insurance of physical gold bullion.

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

The Official Sector

The official sector encompasses the activities of the various central banking operations of gold-holding countries. From 2009 to 2019, the European Central Bank and other central banks of Europe operated under a series of four Central Bank Gold Agreements ("CBGA"). The CBGA limited the amount of gold that these banks were allowed to sell for the duration of each agreement, helping to stabilize the gold market. The CBGA had the desired effect, and the gold market has become more balanced, eliminating the need for a formal agreement going forward. According to statistics provided by the World Gold Council, as of Q4 2022, central banks are estimated to hold approximately 35,715 tonnes ("tonne" refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces) of gold reserves, or approximately 17% of existing above-ground stocks.

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

World Gold Supply and Demand 2012-2021 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the period from 2012 to 2021 and is based on information reported by the World Gold Council.

(tonnes)	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Supply
Mine production	2,957	3,167	3,270	3,361	3,510	3,573	3,655	3,595	3,472	3,569
Recycling	1,637	1,195	1,130	1,067	1,232	1,112	1,132	1,276	1,293	1,136
Net Hedging Supply	(45)	(28)	105	13	38	(26)	(12)	6	(39)	(23)
Total supply	4,549	4,334	4,505	4,441	4,779	4,660	4,775	4,876	4,726	4,682

Demand
Jewelry Fabrication	2,141	2,735	2,544	2,479	2,019	2,257	2,290	2,152	1,324	2,231
Jewelry Consumption	2,157	2,728	2,534	2,461	2,105	2,242	2,250	2,127	1,398	2,148
Jewelry Inventory	(16)	7	10	18	(86)	15	40	25	(74)	83
Technology	382	356	348	332	323	333	335	326	303	330
Electronics	289	279	278	262	256	266	268	262	249	272
Dentistry	28	23	20	19	18	16	15	14	12	11
Other Industrial	65	54	51	51	50	51	51	50	42	47
Investment	1,621	798	901	967	1,614	1,315	1,164	1,271	1,796	1,002
Total bar and coin	1,322	1,730	1,067	1,091	1,073	1,044	1,090	871	904	1,191
Bars	1,023	1,357	781	790	797	780	776	583	542	811
Official Coins	187	271	205	224	208	188	242	221	293	295
Medals/Imitation Coins	112	101	81	76	68	76	73	67	69	85
ETFs & similar products	299	(932)	(166)	(124)	541	271	74	400	892	(189)
Central banks & other inst.	569	629	601	580	395	379	656	605	255	450
Gold Demand	4,713	4,518	4,395	4,357	4,351	4,284	4,445	4,355	3,678	4,013
OTC and other*	(165)	(184)	110	84	428	376	330	522	1,048	670
Total Demand	4,549	4,334	4,505	4,441	4,779	4,660	4,775	4,876	4,726	4,682
LBMA Gold Price (US$/oz)	1,669	1,411	1,266	1,160	1,251	1,257	1,268	1,393	1,770	1,799

 Source: World Gold Council Gold Survey 2022 (Metals Focus, Refinitiv GFMS, ICE Benchmark Administration, World Gold Council)

*This number captures demand in the OTC market (for which data is not readily available), changes to inventories on commodity exchanges, any unobserved changes in fabrication inventories and any statistical residual. It is the difference between total supply and gold demand.

The following are some of the main characteristics of the gold market illustrated by the table:

One factor which separates gold from other precious metals is that there are large above-ground stocks which can be quickly mobilized. As a result of gold’s liquidity, gold often acts more like a currency than a commodity.

Over the past ten years, (new) mine production of gold has experienced a modest rise of an average of 2.3% per annum. Of the three sources of supply, mine production accounted for 76.3% in 2021. Recycled gold volumes have ranged from 1,067 tonnes to 1,637 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand. Industrial demand has fluctuated between 7.4% and 8.3% of total demand over the past 10 years. Exchange traded product inventory build had seen strong growth through 2012, followed by outflows in 2013, 2014 and 2015 as the price of gold fell by a cumulative 30% between 2013 and 2015. Exchange traded product inventory build has been positive each year from 2016 to 2020, but fell in 2021. During the 2013 price crash, retail coin and bar demand rose to a 10-year high as retail investors, especially from China, were enticed by the falling prices. Retail coin and bar demand had tapered off into 2019 but picked up in 2020 and 2021. Investor inflows into ETFs returned in 2019 and 2020 amid heightened market uncertainty but saw 189 tonnes of outflows in 2021.

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

The following chart illustrates the movements in the price of an ounce of gold in U.S. Dollars from December 31, 2012 to December 31, 2022:

 Source: Bloomberg, abrdn. Chart data from 12/31/2012 to 12/31/2022. Gold Price = GOLDLNPM Index.

The price of gold tends to rise during periods of low real interest rates and high monetary expansion, as they are often associated with currency debasement and systemic financial failures. The price of gold peaked at $1,943.20 per ounce in January 2021 as the uncertainties regarding the pandemic drove prices higher. 2021 proved to be a volatile year for gold as major market events and continued pandemic uncertainty, coupled with new variants, allowed gold to remain in the investment picture during the year. Additionally, the trends of 3 years of investor outflows in global ETFs and net negative investor sentiment in gold futures positioning reversed in 2016 and continued through 2021. Continued low real interest rates, tepid economic growth, and concerns regarding the recovery of the pandemic were key tailwinds for gold that sparked a return of investor interest. 2022 proved to be another volatile year for gold as the price climbed as high as $2,039.05 per ounce in the weeks following Russia’s invasion of Ukraine. Aggressive interest rate hikes by the U.S. Federal Reserve coupled and a strengthening of the US Dollar saw ETF holders liquidate as the price of gold dropped as low as $1,628.75 per ounce on November 3, 2022. However, increased demand from central banks, along with the weakening of the U.S. Dollar, sparked a Q4 rally that saw the price of gold climb to $1,813.75 per ounce to close the year.

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

The LBMA PM Gold Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of gold that clears the maximum amount of bids and offers for gold entered by order-submitting gold participants each day. The opening bid and subsequent bid prices are generated by an algorithm based method, and each auction is actively supervised by IBA staff. There are currently 15 direct gold participants (Bank of China, Citibank N.A. London Branch, Coins ‘N Things, Inc., DRW Investments, LLC, Goldman Sachs, HSBC Bank USA NA, Industrial and Commercial Bank of China (ICBC), StoneX Financial Ltd., Jane Street Global Trading, LLC, JPMorgan Chase Bank, N.A. London Branch, Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank and Toronto-Dominion Bank), and IBA uses ICE’s front-end system, WebICE, as the technology platform that allows direct participants as well as sponsored clients to manage their orders in the auction in real time via their own screens.

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

The LBMA PM Gold Price and all bid and offer order information for all auction rounds become publicly available electronically via IBA instantly after the conclusion of the equilibrium auction. Since April 1, 2015, the LBMA Gold Price has been regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom (“UK”). IBA also has an Oversight Committee, made up of market participants, industry bodies, direct participant representatives, infrastructure providers and IBA. The Oversight Committee allows the LBMA to continue to have significant involvement in the oversight of the auction process, including, among other matters, changes to the methodology and accreditation of direct participants. Additionally, IBA watches over the price discovery process for the LBMA Gold Price and ensures that it meets the International Organization of Securities Commission’s (IOSCO) Principles for Financial Benchmarks, (the “IOSCO Principles”).

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

At the Evaluation Time, the Trustee values the Trust’s gold on the basis of that day’s LBMA PM Gold Price (the USD price for an ounce of gold set by the LBMA-accredited participating bullion banks or market makers in an electronic, tradable and auditable over-the-counter auction operated by IBA at 3:00 p.m. London time, on each London business day and disseminated electronically by IBA to selected major market data vendors, such as Refinitiv and Bloomberg). If no LBMA PM Gold Price is made on such day the next most recent LBMA PM Gold Price determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA PM Gold Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s gold is not an appropriate basis for evaluation of the Trust’s gold, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA PM Gold Price or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s gold or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith. See “Operation of the Gold Bullion Market -The London Gold Bullion Market” for a description of the LBMA PM Gold Price.

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

The Sponsor’s Fee for the year ended December 31, 2022 was $4,232,956 (December 31, 2021: $4,122,059; December 31, 2020: $3,640,527).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest. Each delivery or sale of gold by the Trust to pay the Sponsor's Fee or other Trust expenses will be a taxable event to Shareholders.

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

Prior to initiating any creation or redemption order, an Authorized Participant must have entered into an agreement with the Custodian or a gold clearing bank to establish an Authorized Participant Unallocated Account in London or Zurich ("Authorized Participant Unallocated Bullion Account Agreement"). Gold held in Authorized Participant Unallocated Accounts is typically not segregated from the Custodian’s or other gold clearing bank’s assets, as a consequence of which an Authorized Participant will have no proprietary interest in any specific bars of gold held by the Custodian or the clearing bank. Credits to its Authorized Participant Unallocated Account are therefore at risk of the Custodian’s or other gold clearing bank’s insolvency. No fees will be charged by the Custodian for the use of the Authorized Participant Unallocated Account as long as the Authorized Participant Unallocated Account is used solely for gold transfers to and from the Trust Unallocated Account and the Custodian (or one of its affiliates) receives compensation for maintaining the Trust Allocated Account. Authorized Participants should be aware that the Custodian’s liability threshold under the Authorized Participant Unallocated Bullion Account Agreement is generally gross negligence, not negligence, which is the Custodian’s liability threshold under the Trust’s Custody Agreements.

As the terms of the Authorized Participant Unallocated Bullion Account Agreement differ in certain respects from the terms of the Trust's Unallocated Account Agreement, potential Authorized Participants should review the terms of the Authorized Participant Unallocated Bullion Account Agreement carefully. A copy of the Authorized Participant Agreement may be obtained by potential Authorized Participants from the Trustee.

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

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Americas, LLC have each signed an Authorized Participant Agreement with the Trust and, upon the effectiveness of such agreement, may create and redeem Baskets as described above. Persons interested in purchasing Baskets should contact the Sponsor or the Trustee to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants are only able to redeem their Shares through an Authorized Participant.

All gold will be delivered to the Trust and distributed by the Trust in unallocated form through credits and debits between Authorized Participant Unallocated Accounts and the Trust Unallocated Account. Gold transferred from an Authorized Participant Unallocated Account to the Trust in unallocated form will first be credited to the Trust Unallocated Account. Thereafter, the Custodian will allocate, or cause the allocation by the Zurich Sub-Custodian, of specific bars of gold representing the amount of gold credited to the Trust Unallocated Account (to the extent such amount is representable by whole gold bars) to the Trust Allocated Account. The movement of gold is reversed for the distribution of gold to an Authorized Participant in connection with the redemption of Baskets.

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

Determination of required deposits

The amount of gold in the required deposit is determined by dividing the number of ounces of gold held by the Trust by the number of Baskets outstanding, as adjusted for the amount of gold constituting estimated accrued but unpaid fees and expenses of the Trust. Fractions of a fine ounce of gold smaller than 0.001 of a fine ounce which are included in the deposit amount are disregarded in the foregoing calculation. All questions as to the composition of a Creation Basket Deposit will be finally determined by the Trustee. The Trustee’s determination of the Creation Basket Deposit shall be final and binding on all persons interested in the Trust.

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

Acting on standing instructions given by the Trustee, the Custodian will transfer the gold deposit amount from the Trust Unallocated Account to the Trust Allocated Account by transferring gold bars from its inventory, or the inventory of the Zurich Sub-Custodian, to the Trust Allocated Account. The Custodian uses commercially reasonable efforts to complete the transfer of gold to the Trust Allocated Account prior to the time by which the Trustee is to credit the Basket to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Baskets ordered will be delivered against receipt of the gold deposit amount in the Trust Unallocated Account, and all Shareholders will be exposed to the risks of unallocated gold to the extent of that gold deposit amount until the Custodian completes the allocation process or a Zurich Sub-Custodian completes the allocation process for the Custodian. See “Risk Factors—gold held in the Trust’s unallocated gold account and any Authorized Participant’s unallocated gold account will not be segregated from the Custodian’s assets....”

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

The Sponsor

The Trust's Sponsor is abrdn ETFs Sponsor LLC (known as Aberdeen Standard Investments ETFs Sponsor LLC prior to March 1, 2022 and ETF Securities USA LLC prior to October 1, 2018), a Delaware limited liability company formed on June 17, 2009.

The Sponsor’s office is located at c/o abrdn ETFs Sponsor LLC, 1900 Market Street, Suite 200, Philadelphia, PA 19103. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022), a Delaware corporation. As a result of the sale, abrdn Inc. became the sole member of the Sponsor. abrdn Inc. is a wholly-owned indirect subsidiary of abrdn plc, which together with its affiliates and subsidiaries, is collectively referred to as “abrdn.” Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, abrdn Inc., is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

The Sponsor’s Role

The Sponsor arranged for the creation of the Trust, and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of the Shares on the NYSE Arca. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses under the Custody Agreements, Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including the applicable SEC registration fees.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million. As of December 31, 2022, the Trustee was in compliance with these conditions.

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

The Custodian’s Role

The Custodian is responsible for the safekeeping of the Trust’s gold deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting the Zurich Sub-Custodian and its other direct sub-custodians, if any. The Custodian facilitates the transfer of gold in and out of the Trust through the unallocated gold accounts it maintains for each Authorized Participant and the unallocated and allocated gold accounts it maintains for the Trust. The Custodian holds at its London, England vault premises, that portion of the Trust’s allocated gold to be held in London. The Custodian and/or the Zurich Sub-Custodian hold at their Zurich, Switzerland vault premises that portion of the Trust’s allocated gold to be held in Zurich. The Custodian is responsible for allocating specific bars of physical gold to the Trust’s allocated gold account. The Custodian provides the Trustee with regular reports detailing the gold transfers in and out of the Trust’s unallocated and allocated gold accounts and identifying the gold bars held in the Trust’s allocated gold account.

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

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by the Custodian. An inspection was conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of June 30, 2022 and December 31, 2022.

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

Custody of the Trust’s Gold

Custody of the gold bullion deposited with and held by the Trust is provided by the Custodian at the London, England vaults of the Custodian or at the Zurich, Switzerland vaults of the Custodian and/or the Zurich Sub-Custodian, and by other sub-custodians on a temporary basis. The Custodian is a market maker, clearer and approved weigher under the rules of the LBMA.

The Custodian is the custodian of the gold bullion credited to the Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the gold bullion credited to the Trust Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records, and requires the Zurich Sub-Custodian to also segregate the gold bullion that it holds from the other gold held by them for other customers of the Custodian and the Zurich Sub-Custodians’ other customers. The Custodian requires the Zurich Sub-Custodian to identify in its books and records the Trust as having the rights to the gold bullion credited to its Trust Allocated Account. Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may inspect the vaults of the Custodian and the Zurich Sub-Custodian. See “Inspection of Gold”.

The Custodian, as instructed by the Trustee on behalf of the Trust, is authorized to accept, on behalf of the Trust, deposits of gold in unallocated form. Acting on standing instructions given by the Trustee specified in the Custody Agreements, the Custodian allocates or requires the Zurich Sub-Custodian to allocate gold deposited in unallocated form with the Trust by selecting bars of gold bullion for deposit to the Trust Allocated Account. All gold bullion allocated to the Trust must conform to the rules, regulations, practices and customs of the LBMA, and the Custodian must replace any non-conforming gold bullion with conforming gold bullion as soon as practical upon a determination by the Custodian any gold bullion is non-conforming.

The process of withdrawing gold from the Trust for a redemption of a Basket follows the same general procedure as for depositing gold with the Trust for a creation of a Basket, only in reverse. Each transfer of gold between the Trust Allocated Account and the Trust Unallocated Account connected with a creation or redemption of a Basket may result in a small amount of gold being held in the Trust Unallocated Account after the completion of the transfer. In making deposits and withdrawals between the Trust Allocated Account and the Trust Unallocated Account, the Custodian will use commercially reasonable efforts to minimize the amount of gold held in the Trust Unallocated Account as of the close of each business day. See "Creation and Redemption of Shares.”

United States Federal Income Tax Consequences

The following discussion of the material US federal income tax consequences generally applies to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below) and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue Code of 1986 as amended (the “Code”). The discussion below is based on the Code, United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the U.S. Dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares.

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

Shareholders will be required to recognize a gain or loss upon a sale of gold by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026 and thereafter generally are (i) deductible only to the extent that the aggregate of a Shareholder's miscellaneous itemized deductions exceeds 2% of such Shareholder's adjusted gross income for federal income tax purposes, (ii) not deductible for the purposes of the alternative minimum tax and (iii) are subject to the overall limitation on itemized deductions under the Code.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisors concerning (1) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act of 1940, may be considered an investment in the underlying gold for purposes of Code section 851(b), and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code section 851. In administrative guidance, the IRS stated that it will no longer issue rulings under Code section 851(b) relating to the determination of whether or not an instrument or position is a “security”, but, instead, intends to defer to guidance from the SEC for such determination.

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

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the Commodity Exchange Act ("CEA").

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

The amount of gold represented by each Share decreases each day by the Sponsor’s Fee. In addition, although the Sponsor has agreed to assume all organizational and certain administrative and marketing expenses incurred by the Trust (the Trustee's monthly fee and out-of-pocket expenses, the Custodian's fee and reimbursement of the Custodian's expenses under the Custody Agreements, Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses), in exceptional cases certain Trust expenses may need to be paid by the Trust. Because the Trust does not have any income, it must either make payments in-kind by deliveries of gold (as is the case with the Sponsor’s Fee) or it must sell gold to obtain cash (as in the case of any exceptional expenses).  The result of these sales of gold and recurring deliveries of gold to pay the Sponsor’s Fee in-kind is a decrease in the amount of gold represented by each Share. New deposits of gold, received in exchange for new Shares issued by the Trust, will not reverse this trend.

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

The obligations of the Zurich Sub-Custodian under its arrangement with the Custodian with respect to the Trust’s allocated gold is expressly governed by English law. Nevertheless, a court in the United States, England or Switzerland may determine that English law should not apply and, instead, apply Swiss law to that arrangement. Not only might it be difficult or impossible for a United States or English court to apply Swiss law to the Zurich Sub-Custodian's arrangement, but application of Swiss law may, among other things, alter the relative rights and obligations of the Custodian and the Zurich Sub-Custodian to the extent that a loss to the Trust’s gold may not have adequate or any legal redress. Further, the ability of the Trust to seek legal redress against the Zurich Sub-Custodian may be frustrated by application of Swiss law.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s gold on a temporary basis pending delivery to the Custodian. The custodian does not currently use a sub-custodian, but may use LBMA clearing members that provide bullion vaulting and clearing services to third parties. The Custodian has selected the Zurich Sub-Custodian, and the Zurich Sub-Custodian may maintain custody of all of the Trust’s allocated gold for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodian and any other sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s gold from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian and the Zurich Sub-Custodian. See “Custody of the Trust’s Gold” for more information about sub-custodians that may hold the Trust’s gold.

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

War, a major terrorist attack and other geopolitical events, including but not limited to the war between Russia and Ukraine, outbreaks or public health emergencies (as declared by the World Health Organization), the continuation or expansion of war or other hostilities, or a prolonged government shutdown may cause volatility in the price of Bullion due to the importance of a country or region to the Bullion markets, market access restrictions imposed on some local Bullion producers and refiners, potential impacts to global transportation and shipping and other supply chain disruptions. These events are unpredictable and may lead to extended periods of price volatility.

The operations of the Trust, the exchanges, brokers and counterparties with which the Trust does business, and the markets in which the Trust does business, could be severely disrupted in the event of war, a major terrorist attack and other geopolitical events, including but not limited to, the war between Russia and Ukraine, outbreaks or public health emergencies (as declared by the World Health Organization), the continuation or expansion of war or other hostilities, or a prolonged government shutdown. Such events may cause volatility in the price of Bullion due to the importance of a country or region to the Bullion markets, market access restrictions imposed on some local Bullion producers and refiners, or potential impacts to global transportation, shipping, and other supply chain disruptions.

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia's actions, the larger overarching tensions, and Ukraine's military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of gold and the share price of the Trust. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine's borders, could disturb the Bullion markets. Russia is one of the world's largest producers of gold, palladium, platinum and silver. On March 7, 2022, the LBMA suspended its accreditation of six Russian refiners of gold and silver, and, on April 8, 2022, the LPPM suspended its accreditation of two Russian refiners of platinum and palladium. The LBMA and LPPM each stated that existing bars produced by the refiners before their suspension will still be accepted as good delivery. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including precious metals prices. These events are unpredictable and may lead to extended periods of price volatility.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on September 1, 2009 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol SGOL since its initial public offering on September 9, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2022 and 2021:

Fiscal Year Ended December 31, 2022: Quarter Ended

	High	Low
March 31, 2022	$19.69	$17.16
June 30, 2022	$18.98	$17.33
September 30, 2022	$17.30	$15.57
December 31, 2022	$17.56	$15.58

Fiscal Year Ended December 31, 2021: Quarter Ended

	High	Low
March 31, 2021	$18.73	$16.15
June 30, 2021	$18.34	$16.59
September 30, 2021	$17.56	$16.56
December 31, 2021	$17.91	$16.83

The number of outstanding Share of the Trust as of February 23, 2023 was 138,100,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2022	$17.26	$16.38
September 2022	$16.52	$15.57
October 2022	$16.54	$15.58
November 2022	$17.04	$15.62
December 2022	$17.56	$16.92
January 2023	$18.65	$17.55

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 100,000 Shares, referred to as a Basket. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2022 and 2021:

Month	Total number of Shares redeemed	Average ounces of gold per share
January 2022	—	—
February 2022	—	—
March 2022	1,000,000	0.0096
April 2022	—	—
May 2022	3,000,000	0.0096
June 2022	1,200,000	0.0096
July 2022	3,600,000	0.0096
August 2022	1,500,000	0.0096
September 2022	3,300,000	0.0096
October 2022	2,400,000	0.0096
November 2022	3,600,000	0.0096
December 2022	—	—
Total	19,600,000	0.0096

Month	Total number of Shares redeemed	Average ounces of gold per share
January 2021	800,000	0.0096
February 2021	1,200,000	0.0096
March 2021	8,200,000	0.0096
April 2021	2,300,000	0.0096
May 2021	—	—
June 2021	500,000	0.0096
July 2021	—	—
August 2021	700,000	0.0096
September 2021	900,000	0.0096
October 2021	—	—
November 2021	800,000	0.0096
December 2021	—	—
Total	15,400,000	0.0096

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

Introduction

The abrdn Gold ETF Trust (the “Trust”) is a trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and abrdn ETFs Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist of gold bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

The Trust issues and redeems Shares only in exchange for gold, only in aggregations of 100,000 Shares effective November 4, 2019 (prior to November 4, 2019, the number of Shares that constituted a Basket for creations and redemptions was 50,000 Shares) or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution, that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Americas, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “SGOL.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the net asset value (“NAV”) of the Shares against the corresponding gold price (per 1/100 of an oz. of gold) since inception:

NAV per Share vs. Gold Price from the September 9, 2009 (the Date of Inception) to December 31, 2022(1)

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

Critical Accounting Policy

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of gold bullion, a critical accounting policy that we believe is important to understanding the results of operations and financial position. In addition, please refer to Note 2 to the Financial Statements for further discussion of the Trust's accounting policies.

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

	December 31, 2022	December 31, 2021	December 31, 2020
(Amounts in 000's of US$)
Investment in gold - cost	$2,116,745	$2,033,883	$2,135,209
Unrealized gain on investment in gold	310,747	357,695	517,682
Investment in gold - fair value	$2,427,492	$2,391,578	$2,652,891

Inspection of Gold

Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. Under the Allocated Account Agreement, the Custodian agreed to procure similar inspection rights from the Zurich Sub-Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold or any records maintained by the subcustodian and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by the Custodian. An inspection was conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of June 30, 2022 and December 31, 2022.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At December 31, 2022 and 2021, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
(Amounts in 000's of US$)
Total gain/(loss) on gold	$(13,134)	$(126,860)	$367,389
Net change assets from operations	$(17,367)	$(130,982)	$363,748
Net cash provided by operating activities	$—	$—	$—

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust plus any gold receivable on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The year ended December 31, 2022

The Trust’s NAV increased from $2,391,232,291 at December 31, 2021 to $2,442,782,637 at December 31, 2022, a 2.16% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 138,000,000 Shares at December 31, 2021 to 140,600,000 Shares at December 31, 2022, a result of 22,200,000 Shares (222 Baskets) being created and 19,600,000 Shares (196 Baskets) being redeemed during the year. There was also an increase in the price per ounce of gold, which rose 0.44% from $1,805.85 at December 31, 2021 to $1,813.75 at December 31, 2022.

The NAV per Share increased 0.23% from $17.33 at December 31, 2021 to $17.37 at December 31, 2022. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $4,232,956 for the year, or 0.17% of the Trust’s ANAV.

The NAV per Share of $19.56 at March 8, 2022 was the highest during the year, compared with a low of $15.61 at November 3, 2022.

The decrease in net assets from operations for the year ended December 31, 2022 was $17,367,008, resulting from a realized gain of $555,841 on the transfer of gold to pay expenses and a realized gain of $33,257,612 on gold distributed for the redemption of Shares, offset by a change in unrealized loss on investment of gold of $46,947,505 and the Sponsor’s Fee of $4,232,956. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2022.

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

The decrease in net assets from operations for the year ended December 31, 2021 was $130,981,959, resulting from a realized gain of $635,467 on the transfer of gold to pay expenses and a realized gain of $32,491,117 on gold distributed for the redemption of Shares, offset by a change in unrealized loss on investment of gold of $159,986,484, and the Sponsor’s Fee of $4,122,059. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2021.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2022

	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,073	$1,146	$1,029	$985	$4,233
Total expenses	1,073	1,146	1,029	985	4,233

Net investment loss	(1,073)	(1,146)	(1,029)	(985)	(4,233)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	159	210	124	63	556
Realized gain on gold distributed for the redemption of Shares	3,764	10,754	11,881	6,859	33,258
Change in unrealized gain and loss on investment in gold	182,325	(193,623)	(215,404)	179,754	(46,948)
Total gain/(loss) on investment in gold	186,248	(182,659)	(203,399)	186,676	(13,134)

Change in net assets from operations	$185,175	$(183,805)	$(204,428)	$185,691	$(17,367)

Net increase/(decrease) in net assets per Share	$1.30	$(1.22)	$(1.42)	$1.34	$(0.12)

Weighted average number of Shares	142,513,333	150,567,033	144,409,783	138,241,304	143,922,466

Year Ended December 31, 2021

	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,051	$1,015	$1,028	$1,028	$4,122
Total expenses	1,051	1,015	1,028	1,028	4,122

Net investment loss	(1,051)	(1,015)	(1,028)	(1,028)	(4,122)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	195	141	157	142	635
Realized gain on gold distributed for the redemption of Shares	20,641	6,102	3,685	2,063	32,491
Change in unrealized gain and loss on investment in gold	(298,124)	87,618	(30,782)	81,302	(159,986)
Total (loss)/gain on investment in gold	(277,288)	93,861	(26,940)	83,507	(126,860)

Change in net assets from operations	$(278,339)	$92,846	$(27,968)	$82,479	$(130,982)

Net increase in net assets per Share	$(1.91)	$0.67	$(0.20)	$0.60	$(0.93)

Weighted average number of Shares	145,787,778	138,387,912	138,592,391	138,152,174	140,204,658

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2022, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2022. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2022.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
abrdn Gold ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited abrdn Gold ETF Trust's (known as Aberdeen Standard Gold ETF Trust prior to March 31, 2022) (the Trust) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2022 and 2021, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.

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
February 28, 2023

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Steven Dunn – President and Chief Executive Officer

Mr. Dunn, CIMA®, is the Head of Exchange Traded Funds at abrdn Inc.. Mr. Dunn guides the firm's strategic direction and distribution strategy for ETFs. Previously, he was a Director with Deutsche Asset and Wealth Management in charge of managing relationships with US ETF Strategists and overseeing the Eastern Division sales team. Prior to that, Mr. Dunn was a consultant at Brandywine Global Investment Management and has also held sales and distribution strategy positions at iShares, Blackrock and Vanguard. Mr. Dunn holds a B.A. degree in Public Administration from Shippensburg University of Pennsylvania and has completed his MBA at Pennsylvania State University. He holds the Series 7, 24, and 63 registrations as well as the Certified Investment Management Analyst® (CIMA®).

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

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

In connection with her retirement, Andrea Melia has resigned as Chief Financial Officer and Treasurer of the Sponsor, to be effective on February 28, 2023, immediately after the filing of this report. Ms. Melia has served as Principal Financial Officer of the Registrant.

Brian Kordeck was appointed as Chief Financial Officer and Treasurer of the Sponsor, to be effective on February 28, 2023, immediately after the filing of this report. Mr. Kordeck will serve as Principal Financial Officer of the Registrant.

Brian Kordeck, age 44, joined abrdn Inc. (the parent company of the Sponsor) as a Senior Fund Administrator in 2013 and is currently a Senior Product Manager with the company. Prior to joining abrdn Inc., Mr. Kordeck held financial reporting manager roles at the Bank of New York Mellon and The Investment Fund for Foundations. Mr. Kordeck began his career as an auditor with PricewaterhouseCoopers LLP, focusing on the investment management industry. Mr. Kordeck holds a BS in Business Administration from La Salle University.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Audit fees – KPMG	$77,250	$77,250
Audit related fees - KPMG	21,000	—
	$98,250	$77,250

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158221 on September 1, 2009

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-234637 on November 12, 2019

4.1(c)	Second Amendment to the Depositary Trust Agreement effective December 1, 2018, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on December 6, 2018

4.1(d)	Third Amendment to the Depository Trust Agreement effective June 20, 2019, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on June 13, 2019

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 with Registration Statement No, 333-262463 on February 1, 2022.

4.3	Certificate of Beneficial Interest, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158221 on September 1, 2009

10.1(a)	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158221 on September 1, 2009

10.1(b)	Amendment to the Allocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.1(c)	Amendment to the Allocated Account Agreement and the Unallocated Account Agreement effective June 29, 2019, incorporated by reference to Exhibit 10.1 field with the Trust’s Current Report on Form 8-K on June 13, 2019

10.1(d)	Second amendment to the Allocated Account Agreement effective June 5, 2020 incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.2(a)	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158221 on September 1, 2009

10.2(b)	Amendment to the Unallocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.2(c)	Second amendment to the Unallocated Account Agreement effective June 5, 2020 incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158221 on September 1, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158221 on September 1, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective as of October 1, 2018 incorporated by reference to Exhibit 10.4(b) filed with the Trust’s Annual Report on Form 10-K on February 28, 2019.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABRDN GOLD ETF TRUST
Financial Statements as of December 31, 2022
Index

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
abrdn Gold ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of abrdn Gold ETF Trust (known as Aberdeen Standard Gold ETF Trust prior to March 31, 2022) (the Trust), including the schedules of investments, as of December 31, 2022 and 2021, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets and financial highlights for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the gold holdings

As presented on the December 31, 2022 schedule of investments and in Note 2.2, the fair value of the Trust’s investment in gold is $2,427,492 thousand, representing 99.37% of the Trust’s net assets, and 1,338,383.1 ounces of gold holdings. The investment in gold was held by a third-party custodian (the custodian).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of gold held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over (1) the comparison of the Trust’s records of gold held to the custodian’s records, (2) the approval of gold deposits and withdrawals by the trustee of the Trust and (3) the physical counts of the Trust’s gold holdings performed at the custodian’s locations by a third party engaged by the Trust’s sponsor. We obtained a schedule directly from the custodian of the Trust’s gold holdings held by the custodian as of December 31, 2022. We compared the total ounces on such schedule to the Trust’s record of gold holdings.

We also attended and observed a part of the physical counts of the Trust’s gold holdings. We obtained and read the physical counts results reports of the third party and reconciled those reports to both the Trust’s and custodian’s records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York

February 28, 2023

abrdn Gold ETF Trust

Statements of Assets and Liabilities

At December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: December 31, 2022: $2,116,745; December 31, 2021: $2,033,883)	$2,427,492	$2,391,578
Gold receivable	15,637	—
Total assets	2,443,129	2,391,578

LIABILITIES
Fees payable to Sponsor	346	346
Total liabilities	346	346

NET ASSETS(1)	$2,442,783	$2,391,232

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at December 31, 2022 were 140,600,000 and at December 31, 2021 were 138,000,000. Net asset values per Share at December 31, 2022 and December 31, 2021 were $17.37 and $17.33, respectively.

See Notes to the Financial Statements

abrdn Gold ETF Trust

Schedules of Investments

At December 31, 2022 and 2021

	December 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	1,338,383.1	$2,116,745	$2,427,492	99.37%
Total investment in gold	1,338,383.1	$2,116,745	$2,427,492	99.37%
Other assets less liabilities			15,291	0.63%
Net Assets			$2,442,783	100.00%

	December 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	1,324,350.2	$2,033,883	$2,391,578	100.01%
Total investment in gold	1,324,350.2	$2,033,883	$2,391,578	100.01%
Less liabilities			(346)	(0.01)%
Net Assets			$2,391,232	100.00%

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Operations

For the years ended December 31, 2022, 2021, and 2020

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$4,233	$4,122	$3,641
Total expenses	4,233	4,122	3,641
Net investment loss	(4,233)	(4,122)	(3,641)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	556	635	643
Realized gain on gold distributed for the redemption of Shares	33,258	32,491	30,873
Change in unrealized gain / (loss) on investment in gold	(46,948)	(159,986)	335,873
Total gain / (loss) on investment in gold	(13,134)	(126,860)	367,389

Change in net assets from operations	$(17,367)	$(130,982)	$363,748

Net increase / (decrease) in net assets per Share	$(0.12)	$(0.93)	$2.93

Weighted average number of Shares	143,922,466	140,204,658	124,112,022

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2022, 2021 and 2020

	Year Ended December 31, 2022
	Shares	Amount
(Amounts in 000's of US$, except for Share data)
Opening balance at January 1, 2022	138,000,000	$2,391,232
Net investment loss		(4,233)
Realized gain on investment in gold		33,814
Change in unrealized (loss) on investment in gold		(46,948)
Creations	22,200,000	397,785
Redemptions	(19,600,000)	(328,867)
Closing balance at December 31, 2022	140,600,000	$2,442,783

	Year Ended December 31, 2021
	Shares	Amount
(Amounts in 000's of US$, except for Share data)
Opening balance at January 1, 2021	146,200,000	$2,652,512
Net investment loss		(4,122)
Realized gain on investment in gold		33,126
Change in unrealized (loss) on investment in gold		(159,986)
Creations	7,200,000	128,307
Redemptions	(15,400,000)	(258,605)
Closing balance at December 31, 2021	138,000,000	$2,391,232

	Year Ended December 31, 2020
	Shares	Amount
(Amounts in 000's of US$, except for Share data)
Opening balance at January 1, 2020	82,000,000	$1,195,897
Net investment loss		(3,641)
Realized gain on investment in gold		31,516
Change in unrealized gain on investment in gold		335,873
Creations	76,700,000	1,296,036
Redemptions	(12,500,000)	(203,169)
Closing balance at December 31, 2020	146,200,000	$2,652,512

See Notes to the Financial Statements

abrdn Gold ETF Trust

Financial Highlights

For the years ended December 31, 2022, 2021 and 2020

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$17.33	$18.14	$14.58
Income from investment operations:
Net investment loss	(0.03)	(0.03)	(0.03)
Total realized and unrealized gains or losses on investment in gold	0.07	(0.78)	3.59
Change in net assets from operations	0.04	(0.81)	3.56

Net asset value per Share at end of period	$17.37	$17.33	$18.14

Weighted average number of Shares	143,922,466	140,204,658	124,112,022

Expense ratio	0.17%	0.17%	0.17%

Net investment loss ratio	(0.17)%	(0.17)%	(0.17)%

Total return, net asset value	0.23%	(4.47)%	24.42%

See Notes to the Financial Statements

abrdn Gold ETF Trust

Notes to the Financial Statements

1.    Organization

The abrdn Gold ETF Trust (known as Aberdeen Standard Gold ETF Trust prior to March 31, 2022) (the “Trust”) is a common law trust formed on September 1, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (known as Aberdeen Standard ETFs Sponsor LLC prior to March 1, 2022) (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds gold and issues abrdn Physical Gold Shares ETF (known as Aberdeen Standard Physical Gold Shares ETF prior to March 31, 2022) (“Shares”) in minimum blocks of 100,000 Shares (also referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc. abrdn Inc. is a wholly-owned indirect subsidiary of abrdn plc. The Trust is governed by the Trust Agreement.

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

The Trust's gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England and Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of UBS AG, or any other firm selected by the Custodian, to hold the Trust's gold in the Trust's allocated account in the firm's vault premises on a segregated basis. Effective as of the close of business June 20, 2019, the Sponsor approved the addition of London, England as a location where the Custodian may custody allocated gold bullion deposited with and held by the Trust. At December 31, 2022, none of the Trust's gold was held by a sub-custodian.

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

abrdn Gold ETF Trust

Notes to the Financial Statements

The LBMA PM Gold Price is set using the afternoon session of the ICE Benchmark Administration (“IBA”) equilibrium auction, an electronic, tradable and auditable over-the-counter auction market with the ability to participate in US Dollars, Euros or British Pounds for LBMA-authorized participating gold bullion banks or market makers that establishes a reference gold price for that day’s trading.

Once the value of the gold has been determined, the Trustee subtracts all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place which are computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the total value of gold and any other assets of the Trust. The resulting figure is the adjusted net asset value (“ANAV”) of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

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

abrdn Gold ETF Trust

Notes to the Financial Statements

The categorization of the Trust’s assets is as shown below:

	December 31, 2022	December 31, 2021
(Amounts in 000’s of US$)
Level 1
Investment in gold	$2,427,492	$2,391,578

There were no transfers between levels during the years ended December 31, 2022 and 2021.

2.3.    Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within two business days of the trade date. At December 31, 2022, the Trust had $15,636,662 of gold receivable for the creation of Shares and no gold payable for the redemption of Shares. At December 31, 2021, the Trust had no gold receivable or payable for the creation or redemption of Shares.

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

abrdn Gold ETF Trust

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2022 or December 31, 2021.

2.6.    Investment in Gold

Changes in ounces of gold and their respective values for the years ended December 31, 2022 and 2021 are set out below:

	Year Ended December 31, 2022	Year Ended December 31, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,324,350.2	1,405,430.5
Creations	204,255.2	69,166.7
Redemptions	(187,874.4)	(147,946.2)
Transfers of gold to pay expenses	(2,347.9)	(2,300.8)
Closing balance	1,338,383.1	1,324,350.2

Investment in gold
Opening balance	$2,391,578	$2,652,891
Creations	382,148	128,307
Redemptions	(328,867)	(258,605)
Realized gain on gold distributed for the redemption of Shares	33,258	32,491
Transfers of gold to pay expenses	(4,233)	(4,155)
Realized gain on gold transferred to pay expenses	556	635
Change in unrealized (loss) on investment in gold	(46,948)	(159,986)
Closing balance	$2,427,492	$2,391,578

abrdn Gold ETF Trust

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

For the year ended December 31, 2022, 2021 and 2020, the Sponsor’s Fee was $4,232,956, $4,122,059 and $3,640,527, respectively.

At December 31, 2022 and at December 31, 2021, the fees payable to the Sponsor were $346,303 and $345,581, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2022 and 2021.

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

2.8.    Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date. In connection with her retirement, Andrea Melia has resigned as Chief Financial Officer and Treasurer of the Sponsor, to be effective on February 28, 2023, immediately after the filing of this report. Ms. Melia has served as Principal Financial Officer of the Registrant. Brian Kordeck was appointed as Chief Financial Officer and Treasurer of the Sponsor, to be effective on February 28, 2023, immediately after the filing of this report. Mr. Kordeck will serve as Principal Financial Officer of the Registrant.

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

abrdn Gold ETF Trust

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

abrdn ETFs Sponsor LLC

Date: February 28, 2023	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2023	/s/ Andrea Melia*
Andrea Melia **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The original executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.