Form 10-Q
period 2023-06-30
abrdn Gold ETF Trust
filed 2023-08-09
CIK 1450923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ______________ to ______________

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

As of August 7, 2023, abrdn Gold ETF Trust had 145,000,000 abrdn Physical Gold Shares ETF outstanding.

abrdn Gold ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

abrdn Gold ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2023 (Unaudited) and December 31, 2022

	June 30, 2023	December 31, 2022
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: June 30, 2023: $2,305,709; December 31, 2022: $2,116,745)	$2,718,240	$2,427,492
Gold receivable	—	15,637
Total assets	2,718,240	2,443,129

LIABILITIES
Fees payable to Sponsor	382	346
Total liabilities	382	346

NET ASSETS(1)	$2,717,858	$2,442,783

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2023 were 148,500,000 and at December 31, 2022 were 140,600,000. Net asset values per Share at June 30, 2023 and December 31, 2022 were $18.30 and $17.37, respectively.

See Notes to the Financial Statements

abrdn Gold ETF Trust

Schedules of Investments

At June 30, 2023 (Unaudited) and December 31, 2022

	June 30, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	1,421,487.7	$2,305,709	$2,718,240	100.01%
Total investment in gold	1,421,487.7	$2,305,709	$2,718,240	100.01%
Less liabilities			(382)	(0.01)%
Net Assets			$2,717,858	100.00%

	December 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	1,338,383.1	$2,116,745	$2,427,492	99.37%
Total investment in gold	1,338,383.1	$2,116,745	$2,427,492	99.37%
Other assets less liabilities			15,291	0.63%
Net Assets			$2,442,783	100.00%

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,160	$1,146	$2,224	$2,219
Total expenses	1,160	1,146	2,224	2,219

Net investment loss	(1,160)	(1,146)	(2,224)	(2,219)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	209	210	357	369
Realized gain on gold distributed for the redemption of Shares	2,983	10,754	21,605	14,518
Change in unrealized (loss) / gain on investment in gold	(100,629)	(193,623)	101,783	(11,298)
Total (loss)/gain on investment in gold	(97,437)	(182,659)	123,745	3,589

Change in net assets from operations	$(98,597)	$(183,805)	$121,521	$1,370

Net increase / (decrease) in net assets per Share	$(0.67)	$(1.22)	$0.85	$0.01

Weighted average number of Shares	147,010,989	150,567,033	142,861,326	146,562,431

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	140,700,000	$2,667,063	149,300,000	$2,781,131
Net investment loss		(1,160)		(1,146)
Realized gain on investment in gold		3,192		10,964
Change in unrealized (loss) on investment in gold		(100,629)		(193,623)
Creations	8,800,000	167,899	3,900,000	72,400
Redemptions	(1,000,000)	(18,507)	(4,200,000)	(74,138)
Closing balance	148,500,000	$2,717,858	149,000,000	$2,595,588

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	140,600,000	$2,442,783	138,000,000	$2,391,232
Net investment loss		(2,224)		(2,219)
Realized gain on investment in gold		21,962		14,887
Change in unrealized gain/(loss) on investment in gold		101,783		(11,298)
Creations	15,300,000	287,986	16,200,000	295,784
Redemptions	(7,400,000)	(134,432)	(5,200,000)	(92,798)
Closing balance	148,500,000	$2,717,858	149,000,000	$2,595,588

See Notes to the Financial Statements

abrdn Gold ETF Trust

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$18.96	$18.63	$17.37	$17.33
Income from investment operations:
Net investment loss	(0.01)	(0.01)	(0.02)	(0.02)
Total realized and unrealized gains or losses on investment in gold	(0.65)	(1.20)	0.95	0.11
Change in net assets from operations	(0.66)	(1.21)	0.93	0.09

Net asset value per Share at end of period	$18.30	$17.42	$18.30	$17.42

Weighted average number of Shares	147,010,989	150,567,033	142,861,326	146,562,431

Expense ratio(1)	0.17%	0.17%	0.17%	0.17%

Net investment loss ratio(1)	(0.17)%	(0.17)%	(0.17)%	(0.17)%

Total return, net asset value(2)	(3.48)%	(6.49)%	5.35%	0.52%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

Effective February 28, 2023, Andrea Melia resigned as Treasurer and Chief Financial Officer of the Sponsor. Ms. Melia had served as Principal Financial Officer of the Registrant. Effective February 28, 2023, Brian Kordeck was appointed Treasurer and Chief Financial Officer of the Sponsor. Mr. Kordeck serves as Principal Financial Officer of the Registrant.

The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the gold market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of June 30, 2023, and for the three and six month periods then ended have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

The Trust's gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England and Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of UBS AG, or any other firm selected by the Custodian, to hold the Trust's gold in the Trust's allocated account in the firm's vault premises on a segregated basis. Effective as of the close of business June 20, 2019, the Sponsor approved the addition of London, England as a location where the Custodian may custody allocated gold bullion deposited with and held by the Trust. At June 30, 2023, none of the Trust's gold was held by a sub-custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2023	December 31, 2022

Level 1
Investment in gold	$2,718,240	$2,427,492

There were no transfers between levels during the six months ended June 30, 2023 or the year ended December 31, 2022.

2.3.    Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within two business days of the trade date. At June 30, 2023, the Trust had no gold receivable or payable for the creation or redemption of Shares. At December 31, 2022, the Trust had $15,636,667 of gold receivable for the creation of Shares and no gold payable for the redemption of Shares.

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

The amount of gold represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of gold to be delivered or distributed by the Trust. In order to ensure that the correct amount of gold is available at all times to back the Shares, the Sponsor accepts an adjustment to its Sponsor Fee in the event of any shortfall or excess on each transaction. For each transaction, this amount is not more than 1/1000th of an ounce of gold.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2023 or December 31, 2022.

2.6.    Investment in Gold

Changes in ounces of gold and their respective values for the three and six months ended June 30, 2023 and 2022 are set out below:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,347,398.2	1,432,189.0
Creations	84,250.1	37,403.1
Redemptions	(9,571.3)	(40,274.1)
Transfers of gold to pay expenses	(589.3)	(616.0)
Closing balance	1,421,487.7	1,428,702.0

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Investment in gold
Opening balance	$2,667,444	$2,781,526
Creations	167,899	72,400
Redemptions	(18,507)	(74,138)
Realized gain on gold distributed for the redemption of Shares	2,983	10,754
Transfers of gold to pay expenses	(1,159)	(1,178)
Realized gain on gold transferred to pay expenses	209	210
Change in unrealized (loss) on investment in gold	(100,629)	(193,623)
Closing balance	$2,718,240	$2,595,951

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,338,383.1	1,324,350.2
Creations	155,120.2	155,395.3
Redemptions	(70,870.5)	(49,866.6)
Transfers of gold to pay expenses	(1,145.1)	(1,176.9)
Closing balance	1,421,487.7	1,428,702.0

Investment in gold
Opening balance	$2,427,492	$2,391,578
Creations	303,624	295,784
Redemptions	(134,432)	(92,798)
Realized gain on gold distributed for the redemption of Shares	21,605	14,518
Transfers of gold to pay expenses	(2,189)	(2,202)
Realized gain on gold transferred to pay expenses	357	369
Change in unrealized gain / (loss) on investment in gold	101,783	(11,298)
Closing balance	$2,718,240	$2,595,951

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

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

For the three months ended June 30, 2023 and 2022, the Sponsor’s Fee was $1,159,813 and $1,146,100, respectively. For the six months ended June 30, 2023 and 2022, the Sponsor’s Fee was $2,224,238 and $2,219,182, respectively.

At June 30, 2023 and at December 31, 2022, the fees payable to the Sponsor were $381,874 and $346,303, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2023 and 2022.

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

The Quarter Ended June 30, 2023

The Trust’s NAV increased from $2,667,063,508 at March 31, 2023 to $2,717,858,070 at June 30, 2023, a 1.90% increase for the quarter. The change in the Trust’s NAV resulted from a decrease in the price per ounce of gold, which fell 3.41% from $1,979.70 at March 31, 2023 to $1,912.25 at June 30, 2023, and an increase in outstanding Shares, which rose from 140,700,000 at March 31, 2023 to 148,500,000 at June 30, 2023 as a result of 8,800,000 Shares (88 Baskets) being created and 1,000,000 Shares (10 Baskets) being redeemed during the quarter.

The NAV per Share decreased 3.48% from $18.96 at March 31, 2023 to $18.30 at June 30, 2023. The Trust’s NAV per Share decreased slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,159,813 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $19.61 at April 13, 2023 was the highest during the quarter, compared with a low of $18.18 at June 29, 2023.

The decrease in net assets from operations for the quarter ended June 30, 2023 was $98,597,047 resulting from a realized gain of $209,346 on the transfer of gold to pay expenses and a realized gain of $2,982,629 on gold distributed for the redemption of Shares, offset by a change in unrealized loss on investment in gold of $100,629,209 and the Sponsor’s Fee of $1,159,813. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2023.

The Six Months Ended June 30, 2023

The Trust’s NAV increased from $2,442,782,637 at December 31, 2022 to $2,717,858,070 at June 30, 2023, a 11.26% increase for the period. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, which rose 5.43% from $1,813.75 at December 31, 2022 to $1,912.25 at June 30, 2023, and an increase in outstanding Shares, which rose from 140,600,000 at December 31, 2022 to 148,500,000 at June 30, 2023 as a result of 15,300,000 Shares (153 Baskets) being created and 7,400,000 Shares (74 Baskets) being redeemed during the period.

The NAV per Share increased 5.35% from $17.37 at December 31, 2022 to $18.30 at June 30, 2023. The Trust’s NAV per Share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $2,224,238 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $19.61 at April 13, 2023 was the highest during the period, compared with a low of $17.34 at February 24, 2023.

The increase in net assets from operations for the period ended June 30, 2023 was $121,521,222, resulting from a realized gain of $356,921 on the transfer of gold to pay expenses, a realized gain of $21,605,294 on gold distributed for the redemption of Shares and a change in unrealized gain on investment in gold of $101,783,245, offset by the Sponsor’s Fee of $2,224,238. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2023.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2023, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2023, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2023:

88 Baskets were created.

10 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
April 2023	—	—	—
May 2023	—	—	—
June 2023	10	1,000,000	0.0096
	10	1,000,000	0.0096

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended June 30, 2023.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

abrdn Gold ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 8, 2023	/s/ Steven Dunn *
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	/s/ Brian Kordeck *
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor's offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.