Form 10-Q
period 2023-09-30
abrdn Gold ETF Trust
filed 2023-11-08
CIK 1450923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

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

As of November 6, 2023, abrdn Gold ETF Trust had 143,200,000 abrdn Physical Gold Shares ETF outstanding.

abrdn Gold ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

abrdn Gold ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2023 (Unaudited) and December 31, 2022

	September 30, 2023	December 31, 2022
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: September 30, 2023: $2,242,639; December 31, 2022: $2,116,745)	$2,586,162	$2,427,492
Gold receivable	—	15,637
Total assets	2,586,162	2,443,129

LIABILITIES
Fees payable to Sponsor	362	346
Gold payable	3,579	—
Total liabilities	3,941	346

NET ASSETS(1)	$2,582,221	$2,442,783

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2023 were 144,300,000 and at December 31, 2022 were 140,600,000. Net asset values per Share at September 30, 2023 and December 31, 2022 were $17.89 and $17.37, respectively.

See Notes to the Financial Statements

abrdn Gold ETF Trust

Schedules of Investments

At September 30, 2023 (Unaudited) and December 31, 2022

	September 30, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	1,382,604.5	$2,242,639	$2,586,162	100.15%
Total investment in gold	1,382,604.5	$2,242,639	$2,586,162	100.15%
Less liabilities			(3,941)	(0.15)%
Net Assets			$2,582,221	100.00%

	December 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	1,338,383.1	$2,116,745	$2,427,492	99.37%
Total investment in gold	1,338,383.1	$2,116,745	$2,427,492	99.37%
Other assets less liabilities			15,291	0.63%
Net Assets			$2,442,783	100.00%

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,151	$1,029	$3,375	$3,248
Total expenses	1,151	1,029	3,375	3,248

Net investment loss	(1,151)	(1,029)	(3,375)	(3,248)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	190	124	547	493
Realized gain on gold distributed for the redemption of Shares	11,594	11,881	33,199	26,399
Change in unrealized (loss) / gain on investment in gold	(69,008)	(215,404)	32,775	(226,702)
Change in unrealized gain / (loss) on unsettled creations or redemptions	6	—	6	—
Total (loss) / gain on investment in gold	(57,218)	(203,399)	66,527	(199,810)

Change in net assets from operations	$(58,369)	$(204,428)	$63,152	$(203,058)

Net increase / (decrease) in net assets per Share	$(0.40)	$(1.42)	$0.44	$(1.39)

Weighted average number of Shares	145,738,043	144,409,783	143,830,769	145,836,996

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	148,500,000	$2,717,858	149,000,000	$2,595,588
Net investment loss		(1,151)		(1,029)
Realized gain on investment in gold		11,784		12,005
Change in unrealized (loss) on investment in gold		(69,008)		(215,404)
Change in unrealized gain / loss on unsettled creations or redemptions		6		—
Creations		—		—
Redemptions	(4,200,000)	(77,268)	(8,400,000)	(138,659)
Closing balance	144,300,000	$2,582,221	140,600,000	$2,252,501

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	140,600,000	$2,442,783	138,000,000	$2,391,232
Net investment loss		(3,375)		(3,248)
Realized gain on investment in gold		33,746		26,892
Change in unrealized gain / (loss) on investment in gold		32,775		(226,702)
Change in unrealized gain / loss on unsettled creations or redemptions		6		—
Creations	15,300,000	287,986	16,200,000	295,784
Redemptions	(11,600,000)	(211,700)	(13,600,000)	(231,457)
Closing balance	144,300,000	$2,582,221	140,600,000	$2,252,501

See Notes to the Financial Statements

abrdn Gold ETF Trust

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$18.30	$17.42	$17.37	$17.33
Income from investment operations:
Net investment loss	(0.01)	(0.01)	(0.02)	(0.02)
Total realized and unrealized gains or losses on investment in gold	(0.40)	(1.39)	0.54	(1.29)
Change in net assets from operations	(0.41)	(1.40)	0.52	(1.31)

Net asset value per Share at end of period	$17.89	$16.02	$17.89	$16.02

Weighted average number of Shares	145,738,043	144,409,783	143,830,769	145,836,996

Expense ratio(1)	0.17%	0.17%	0.17%	0.17%

Net investment loss ratio(1)	(0.17)%	(0.17)%	(0.17)%	(0.17)%

Total return, net asset value(2)	(2.24)%	(8.04)%	2.99%	(7.56)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

1.    Organization

The abrdn Gold ETF Trust (the “Trust”) is a common law trust formed on September 1, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds gold  and issues abrdn Physical Gold Shares ETF (“Shares”) in minimum blocks of 100,000 Shares (also referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc., which is a wholly-owned indirect subsidiary of abrdn plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of September 30, 2023, and for the three and nine month periods then ended have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

The Trust's gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England and Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of UBS AG, or any other firm selected by the Custodian, to hold the Trust's gold in the Trust's allocated account in the firm's vault premises on a segregated basis. Effective as of the close of business June 20, 2019, the Sponsor approved the addition of London, England as a location where the Custodian may custody allocated gold bullion deposited with and held by the Trust. At September 30, 2023, none of the Trust's gold was held by a sub-custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2023	December 31, 2022
Level 1
Investment in gold	$2,586,162	$2,427,492

There were no transfers between levels during the nine months ended September 30, 2023 or the year ended December 31, 2022.

2.3.    Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within two business days of the trade date. At September 30, 2023, the Trust had no gold receivable for the creation of Shares and $3,578,996 of gold payable for the redemption of Shares. At December 31, 2022, the Trust had $15,636,662 of gold receivable for the creation of Shares and no gold payable for the redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2023 or December 31, 2022.

2.6.    Investment in Gold

Changes in ounces of gold and their respective values for the three and nine months ended September 30, 2023 and 2022 are set out below:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,421,487.7	1,428,702.0
Creations	—	—
Redemptions	(38,278.6)	(80,517.0)
Transfers of gold to pay expenses	(604.6)	(603.3)
Closing balance	1,382,604.5	1,347,581.7

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Investment in gold
Opening balance	$2,718,240	$2,595,951
Creations	—	—
Redemptions	(73,689)	(138,659)
Realized gain on gold distributed for the redemption of Shares	11,594	11,881
Transfers of gold to pay expenses	(1,171)	(1,073)
Realized gain on gold transferred to pay expenses	190	124
Change in unrealized (loss) on investment in gold	(69,008)	(215,404)
Change in unrealized gain on unsettled creations or redemptions	6	—
Closing balance	$2,586,162	$2,252,820

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,338,383.1	1,324,350.2
Creations	155,120.2	155,395.3
Redemptions	(109,149.1)	(130,383.5)
Transfers of gold to pay expenses	(1,749.7)	(1,780.3)
Closing balance	1,382,604.5	1,347,581.7

Investment in gold
Opening balance	$2,427,492	$2,391,578
Creations	303,623	295,784
Redemptions	(208,121)	(231,457)
Realized gain on gold distributed for the redemption of Shares	33,199	26,399
Transfers of gold to pay expenses	(3,359)	(3,275)
Realized gain on gold transferred to pay expenses	547	493
Change in unrealized gain / (loss) on investment in gold	32,775	(226,702)
Change in unrealized gain on unsettled creations or redemptions	6	—
Closing balance	$2,586,162	$2,252,820

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

Notes to the Financial Statements (Unaudited)

For the three months ended September 30, 2023 and 2022, the Sponsor’s Fee was $1,150,959 and $1,029,225, respectively. For the nine months ended September 30, 2023 and 2022, the Sponsor’s Fee was $3,375,197 and $3,248,407, respectively.

At September 30, 2023 and at December 31, 2022, the fees payable to the Sponsor were $361,603 and $346,303, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2023 and 2022.

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

The Quarter Ended September 30, 2023

The Trust’s NAV decreased from $2,717,858,070 at June 30, 2023 to $2,582,221,205 at September 30, 2023, a 4.99% decrease for the quarter. The change in the Trust’s NAV resulted from a decrease in the price per ounce of gold, which fell 2.18% from $1,912.25 at June 30, 2023 to $1,870.50 at September 30, 2023 and a decrease in outstanding Shares, which fell from 148,500,000 at June 30, 2023 to 144,300,000 at September 30, 2023 as a result of no Shares being created and 4,200,000 Shares (42 Baskets) being redeemed during the quarter.

The NAV per Share decreased 2.24% from $18.30 at June 30, 2023 to $17.89 at September 30, 2023. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,150,959 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $18.91 at July 20, 2023 was the highest during the quarter, compared with a low of $17.89 at September 29, 2023.

The decrease in net assets from operations for the quarter ended September 30, 2023 was $58,368,528, resulting from a realized gain of $190,488 on the transfer of gold to pay expenses, a realized gain of $11,594,155 on gold distributed for the redemption of Shares and a change in unrealized gain on the redemption of shares of $5,835, offset by a change in unrealized loss on investment in gold of $69,008,047 and the Sponsor’s Fee of $1,150,959. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2023.

The Nine Months Ended September 30, 2023

The Trust’s NAV increased from $2,442,782,637 at December 31, 2022 to $2,582,221,206 at September 30, 2023, a 5.71% increase for the period. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, which rose 3.13% from $1,813.75 at December 31, 2022 to $1,870.50 at September 30, 2023 and an increase in outstanding Shares, which rose from 140,600,000 Shares at December 31, 2022 to 144,300,000 September 30, 2023 as a result of 15,300,000 Shares (153 Baskets) being created and 11,600,000 Shares (116 Baskets) being redeemed during the period.

The NAV per Share increased 2.99% from $17.37 at December 31, 2022 to $17.89 at September 30, 2023. The Trust’s NAV per Share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $3,375,197 for the period, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $19.61 at April 13, 2023 was the highest during the period, compared with a low of $17.34 at February 24, 2023.

The increase in net assets from operations for the nine month period ended September 30, 2023 was $63,152,694, resulting from a realized gain of $547,409 on the transfer of gold to pay expenses, a realized gain of $33,199,449 on gold distributed for the redemption of Shares, a change in unrealized gain on investment in gold of $32,775,198 and a change in unrealized gain on unsettled redemptions of $5,835, offset by the Sponsor’s Fee of $3,375,197. Other than the Sponsor’s Fee, the Trust had no expenses during the nine month period ended September 30, 2023.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2023, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2023, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2023:

0 Baskets were created.

42 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
July 2023	12	1,200,000	0.0096
August 2023	28	2,800,000	0.0096
September 2023	2	200,000	0.0096
	42	4,200,000	0.0096

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the nine months ended September 30, 2023.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

abrdn Gold ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: November 8, 2023	/s/ Steven Dunn *
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	/s/ Brian Kordeck *
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor's offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.