Form 10-K
period 2023-12-31
abrdn Gold ETF Trust
filed 2024-02-29
CIK 1450923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________________ to __________________

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

Aggregate market value of the registrant’s shares outstanding held by non-affiliates of the registrant based upon the closing price of a share on June 30, 2023 as reported by the NYSE Arca, Inc. on that date: $2,727,945,149.

As of February 26, 2024, abrdn Gold ETF Trust had 138,200,000 abrdn Physical Gold Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the abrdn Gold ETF Trust (the “Trust”) is to own gold transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of gold bullion. The Trust was formed on September 1, 2009 when an initial deposit of gold was made in exchange for the issuance of two Baskets (a “Basket” consists of 100,000 Shares).

The sponsor of the Trust is abrdn ETFs Sponsor LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London Branch (the “Custodian”).

The Trust’s Shares at redeemable value increased from $2,442,782,637 at December 31, 2022 to $2,826,258,485 at December 31, 2023, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 140,600,000 Shares at December 31, 2022 to 142,200,000 Shares at December 31, 2023.

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

Trust Objective

The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in physical gold. An investment in physical gold requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical gold being efficient only in amounts beyond the reach of many investors.

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

The Official Sector

The official sector encompasses the activities of the various central banking operations of gold-holding countries. From 2009 to 2019, the European Central Bank and other central banks of Europe operated under a series of four Central Bank Gold Agreements (“CBGA”). The CBGA limited the amount of gold that these banks were allowed to sell for the duration of each agreement, helping to stabilize the gold market. The CBGA had the desired effect, and the gold market has become more balanced, eliminating the need for a formal agreement going forward. According to statistics provided by the World Gold Council, as of Q4 2022, central banks are estimated to hold approximately 35,715 tonnes (“tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces) of gold reserves, or approximately 17% of existing above-ground stocks.

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

World Gold Supply and Demand 2013-2022 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the period from 2013 to 2022 and is based on information reported by the World Gold Council.

(tonnes)	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Supply
Mine production	3,167	3,270	3,361	3,515	3,576	3,656	3,596	3,482	3,576	3,625
Net producer hedging	(28)	105	13	38	(26)	(12)	6	(39)	(5)	(13)
Recycled gold	1,195	1,130	1,067	1,232	1,112	1,132	1,276	1,293	1,136	1,140
Total supply	4,334	4,505	4,441	4,785	4,663	4,776	4,878	4,736	4,707	4,752

Demand
Jewellery fabrication	2,735	2,544	2,479	2,019	2,257	2,290	2,152	1,324	2,230	2,195
Jewellery consumption	2,726	2,532	2,459	2,104	2,241	2,250	2,127	1,398	2,148	2,090
Jewellery inventory	9	12	20	(85)	17	40	25	(74)	82	105
Technology	356	348	332	323	333	335	326	303	330	309
Electronics	279	278	262	256	266	268	262	249	272	252
Other Industrial	54	51	51	50	51	51	50	42	47	47
Dentistry	23	20	19	18	16	15	14	12	11	10
Investment	800	904	967	1,616	1,315	1,161	1,275	1,794	991	1,113
Total bar and coin	1,730	1,067	1,091	1,073	1,044	1,091	871	902	1,180	1,223
Bars	1,358	781	791	798	780	776	584	543	811	803
Official Coins	271	205	224	208	188	242	221	290	284	321
Medals/Imitation Coins	101	81	76	68	76	73	67	69	85	99
ETFs & similar products	(930)	(163)	(124)	543	271	70	404	892	(190)	(110)
Central banks & other inst.	629	601	580	395	379	656	605	255	450	1,082
Gold demand	4,520	4,398	4,358	4,353	4,284	4,442	4,358	3,676	4,001	4,699
OTC and other*	(186)	107	83	432	379	334	520	1,060	706	53
Total demand	4,334	4,505	4,441	4,785	4,663	4,776	4,878	4,736	4,707	4,752
LBMA Gold Price (US$/oz)	1,411	1,266	1,160	1,251	1,257	1,268	1,393	1,770	1,799	1,800

Source: Metals Focus, Refinitiv GFMS, ICE Benchmark Administration, World Gold Council
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

Over the past ten years, (new) mine production of gold has experienced a modest rise of an average of 2.1% per annum. Of the three sources of supply, mine production accounted for 76.3% in 2022. Recycled gold volumes have ranged from 1,067 tonnes to 1,637 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand. Industrial demand has fluctuated between 6.6% and 8.3% of total demand over the past 10 years. Exchange traded product inventory build had seen strong growth through 2012, followed by outflows in 2013, 2014 and 2015 as the price of gold fell by a cumulative 30% between 2013 and 2015. Exchange traded product inventory build has been positive each year from 2016 to 2020, but experienced net outflows in 2021 and 2022. During the 2013 price crash, retail coin and bar demand rose to a 10-year high as retail investors, especially from China, were enticed by the falling prices. Retail coin and bar demand had tapered off into 2019 but has increased each year from 2020 to 2022. Demand from Central Banks and other institutions fluctuated between 8.8% and 14.8% from 2013 to 2019, before reaching a low of 6.9% in 2020. However, that figure increased to 11.2% in 2021 before reaching a high of 23% in 2022, at 1,082 tonnes.

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

The following chart illustrates the movements in the price of an ounce of gold in U.S. Dollars from December 31, 2013 to December 31, 2023:

Source: Bloomberg, abrdn. Chart data from 12/31/2013 to 12/31/2023. Spot Gold Price = GOLDLNPM Index.

The price of gold tends to rise during periods of low real interest rates and high monetary expansion, as they are often associated with currency debasement and systemic financial failures. The price of gold peaked at $1,943.20 per ounce in January 2021 as the uncertainties regarding the pandemic drove prices higher. 2021 proved to be a volatile year for gold as major market events and continued pandemic uncertainty, coupled with new variants, allowed gold to remain in the investment picture during the year. Additionally, the trends of 3 years of investor outflows in global ETFs and net negative investor sentiment in gold futures positioning reversed in 2016 and continued through 2021. Continued low real interest rates, tepid economic growth, and concerns regarding the recovery of the pandemic were key tailwinds for gold that sparked a return of investor interest. 2022 proved to be another volatile year for gold as the price climbed as high as $2,039.05 per ounce in the weeks following Russia’s invasion of Ukraine. Aggressive interest rate hikes by the U.S. Federal Reserve coupled and a strengthening of the US Dollar saw ETF holders liquidate as the price of gold dropped as low as $1,628.75 per ounce on November 3, 2022. However, increased demand from central banks, along with the weakening of the U.S. Dollar, sparked a fourth quarter rally that saw the price of gold climb to $1,813.75 per ounce to close 2022.

Similarly in 2023, economic and geopolitical factors continued to drive volatility in the price of gold over the course of the year. While the central bank demand that sparked a fourth quarter rally remained strong throughout the year, a weaker US Dollar and a drop in US 10-Year Treasury Yields caused the price of gold to reach $1,932.45 per ounce on January 26, 2023. However, the disappointing Chinese economic recovery drove the price as low as $1,810.95 per ounce on February 24, 2023, before the US banking crisis increased the likelihood of US policy rate cuts and drove the spot price as high as $2,048.45 per ounce on April 13, 2023 as investors turned to gold in anticipation of lower interest rates. However, the subsequent interest rate hike by the US Federal Reserve in May contributed to the price of gold falling as low as $1,899.60 per ounce on June 29th, 2023. The price of gold continued to fluctuate throughout the third quarter as a weaker dollar and central bank purchasing drove the spot price back up to $1,976.10 per ounce on July 20, 2023, however the US Federal Reserve’s final interest rate hike of the year on July 26 increased the probability of a policy rate mistake given mixed economic news leading the price to close as low as $1,870.50 per ounce on September 29, 2023. The spot price of gold continued to fall at the start of the fourth quarter, reaching as low as $1,818.95 per ounce on October 4, 2023, before the US Treasury shifted issuance to short duration bonds, lowering 10-year yields. While treasury market yields moved lower, removing the risk of excessive policy rate tightening, tensions in the Middle East increased with the attacks by Hamas on Israeli targets and civilians escalating the ongoing conflict between the two entities. Subsequently, the spot price of gold climbed as high as $1,997.60 per ounce on October 30, 2023. The spot price of gold gave back some of its gains over the first half of November before speculation of potential interest rate cuts in the US and Chinese economic stimulus drove the spot price of gold to an all-time high of $2,078.40 per ounce on December 28, 2023.

Operation of the Gold Bullion Market

The global trade in gold consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global gold trading.

Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market-making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The eleven market-making members of the LBMA are: BNP Paribas SA, Citibank N.A., Goldman Sachs International, HSBC Bank PLC, ICBC Standard Bank, JPMorgan Chase Bank, Merrill Lynch International, Morgan Stanley & Co. International Plc, Standard Chartered Bank, Toronto-Dominion Bank and UBS AG.

The main centers of the OTC market for gold are London, Zurich and New York. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small gold bars (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA.

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

Market Regulation

The global gold markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the United Kingdom, responsibility for the regulation of the financial market participants, including the major participating members of the LBMA, falls under the authority of the FCA as provided by the Financial Services and Markets Act 2000 (“FSM Act”). Under this act, all U.K.-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls.

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

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca, COMEX and the London and Zurich gold markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global gold market is reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

Valuation of Gold and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m. New York time on such day (the “Evaluation Time”), the Trustee evaluates the gold held by the Trust and determines both the adjusted net asset value (“ANAV”) and the NAV of the Trust.

At the Evaluation Time, the Trustee values the Trust’s gold on the basis of that day’s LBMA PM Gold Price (the USD price for an ounce of gold set by the LBMA-accredited participating bullion banks or market makers in an electronic, tradable and auditable over-the-counter auction operated by IBA at 3:00 p.m. London time, on each London business day and disseminated electronically by IBA to selected major market data vendors, such as Refinitiv and Bloomberg). If no LBMA PM Gold Price is made on such day or has not been announced by the Evaluation Time the next most recent LBMA PM Gold Price determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA PM Gold Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s gold is not an appropriate basis for evaluation of the Trust’s gold, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA PM Gold Price or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s gold or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith. See “Operation of the Gold Bullion Market -The London Gold Bullion Market” for a description of the LBMA PM Gold Price.

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

The Sponsor’s Fee for the year ended December 31, 2023 was $4,543,699 (December 31, 2022: $4,232,956; December 31, 2021: $4,122,059).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest. Each delivery or sale of gold by the Trust to pay the Sponsor’s Fee or other Trust expenses will be a taxable event to Shareholders.

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets (a Basket equals a block of 100,000 shares). The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of physical gold represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Goldman Sachs & Co., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. Inc., Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Americas, LLC have each signed an Authorized Participant Agreement with the Trust and, upon the effectiveness of such agreement, may create and redeem Baskets as described above. Persons interested in purchasing Baskets should contact the Sponsor or the Trustee to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants are only able to redeem their Shares through an Authorized Participant.

All gold is delivered to the Trust and distributed by the Trust in unallocated form through credits and debits between Authorized Participant Unallocated Accounts and the Trust Unallocated Account. Gold transferred from an Authorized Participant Unallocated Account to the Trust in unallocated form will first be credited to the Trust Unallocated Account. Thereafter, the Custodian will allocate, or cause the allocation by the Zurich Sub-Custodian, of specific bars of gold representing the amount of gold credited to the Trust Unallocated Account (to the extent such amount is representable by whole gold bars) to the Trust Allocated Account. The movement of gold is reversed for the distribution of gold to an Authorized Participant in connection with the redemption of Baskets.

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

In the event that there is not sufficient gold in the Trust Allocated Account in London to satisfy loco London redemptions, the Custodian shall de-allocate, or shall cause the Zurich Sub-Custodian to de-allocate, sufficient gold held by it for the Trust Allocated Account in Zurich and cause a transfer of gold from the Trust Unallocated Account maintained by the Custodian in Zurich to the Authorized Participant Unallocated Account maintained in London. Likewise, in the event that there is not sufficient gold in the Trust Allocated Account in Zurich to satisfy loco Zurich redemptions, the Custodian will initiate the reverse procedure to transfer gold from London to Zurich. These transfers between London and Zurich unallocated accounts will generally occur pursuant to loco swap arrangements and will not expose the Authorized Participant or the Trust to any additional expense. The Custodian has assumed the responsibility and expenses for loco swap transfers and shall bear any risk of loss related to the gold being transferred. If no loco swap counter-party is available, the Custodian shall arrange, at its own expense and risk, for the physical transportation of gold between the Custodian’s Zurich vault premises and the Custodian’s London vault premises. If such a loco swap or physical transfer is necessary to effect a loco London or loco Zurich redemption, the settlement of loco London or loco Zurich redemption deliveries may be delayed more than two, but not more than five, business days.

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

Because gold is only allocated in multiples of whole bars, the amount of gold allocated from the Trust Unallocated Account to the Trust Allocated Account may be less than the total fine ounces of gold credited to the Trust Unallocated Account. Any balance will be held in the Trust Unallocated Account. The Custodian uses commercially reasonable efforts to minimize the amount of gold held in the Trust Unallocated Account; no more than 430 fine troy ounces of gold (maximum weight to make one London Good Delivery Bar) is expected to be held in the Trust Unallocated Account at the close of each business day.

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

The Sponsor

The Trust’s Sponsor is abrdn ETFs Sponsor LLC (known as Aberdeen Standard Investments ETFs Sponsor LLC prior to March 1, 2022 and ETF Securities USA LLC prior to October 1, 2018), a Delaware limited liability company formed on June 17, 2009.

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

The Sponsor does not exercise day-to-day oversight over the Trustee or the Custodian. The Sponsor may remove the Trustee and appoint a successor Trustee (i) if the Trustee ceases to meet certain objective requirements (including the requirement that it have capital, surplus and undivided profits of at least $150 million), (ii) if, having received written notice of a material breach of its obligations under the Trust Agreement, the Trustee has not cured the breach within 30 days, or (iii) if the Trustee refuses to consent to the implementation of an amendment to the Trust’s initial Internal Control Over Financial Reporting. The Sponsor also has the right to replace the Trustee during the 90 days following any merger, consolidation or conversion in which the Trustee is not the surviving entity or, in its discretion, on the fifth anniversary of the creation of the Trust or on any subsequent third anniversary thereafter. The Sponsor also has the right to approve any new or additional custodian that the Trustee may wish to appoint and any new or additional sub-custodian, including the Zurich Sub-Custodian, that the Custodian may wish to appoint.

The Sponsor or one of its affiliates or agents (1) develops a marketing plan for the Trust on an ongoing basis, (2) prepares marketing materials regarding the Shares, including the content of the Trust’s website and (3) executes the marketing plan for the Trust.

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million. As of December 31, 2023, the Trustee was in compliance with these conditions.

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

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by the Custodian. An inspection was conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of July 7, 2023 and December 31, 2023.

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

The Custodian, as instructed by the Trustee on behalf of the Trust, is authorized to accept, on behalf of the Trust, deposits of gold in unallocated form. Acting on standing instructions given by the Trustee specified in the Custody Agreements, the Custodian allocates, or requires the Zurich Sub-Custodian to allocate, gold deposited in unallocated form with the Trust by selecting bars of gold bullion for deposit to the Trust Allocated Account. All gold bullion allocated to the Trust must conform to the rules, regulations, practices and customs of the LBMA, and the Custodian must replace any non-conforming gold bullion with conforming gold bullion as soon as practical upon a determination by the Custodian any gold bullion is non-conforming.

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

Shareholders will be required to recognize a gain or loss upon a sale of gold by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026 and thereafter generally are (i) deductible only to the extent that the aggregate of a Shareholder’s miscellaneous itemized deductions exceeds 2% of such Shareholder’s adjusted gross income for federal income tax purposes, (ii) not deductible for the purposes of the alternative minimum tax and (iii) are subject to the overall limitation on itemized deductions under the Code.

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

Neither the Trustee nor the Custodian independently confirms the fineness of the physical gold allocated to the Trust in connection with the creation of a Basket. The gold bullion allocated to the Trust by the Custodian may be different from the reported fineness or weight required by the LBMA’s standards for gold bars delivered in settlement of a gold trade (London Good Delivery Standards), the standards required by the Trust. If the Trustee nevertheless issues a Basket against such gold, and if the Custodian fails to satisfy its obligation to credit the Trust the amount of any deficiency, the Trust may suffer a loss.

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

GENERAL RISKS

The Trust relies on the information and technology systems of the Trustee, the Custodian, the Marketing Agent and, the Sponsor which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on the Trust’s record keeping and operations.

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

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of gold and the share price of the Trust. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the Bullion markets. Russia is one of the world’s largest producers of gold, palladium, platinum and silver. On March 7, 2022, the LBMA suspended its accreditation of six Russian refiners of gold and silver, and, on April 8, 2022, the LPPM suspended its accreditation of two Russian refiners of platinum and palladium. The LBMA and LPPM each stated that existing bars produced by the refiners before their suspension will still be accepted as good delivery. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022.

War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including precious metals prices. These events are unpredictable and may lead to extended periods of price volatility.

The Trust may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Trust.

The COVID-19 pandemic has adversely affected the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets and could continue to, and other future public health emergencies could, have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store gold, restrictions on travel that delay or prevent the transportation of gold, and an increase in demand for gold may disrupt supply chains for gold, which could cause secondary market spreads to widen and compromise the Trust’s ability to settle transactions on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver gold as a result of an infectious disease outbreak or public health emergency will negatively affect the Trust’s operations. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

A prolonged COVID-19 pandemic or other future public health emergencies could result in an increase the Trust’s costs and affect liquidity in the market for gold, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, the COVID-19 pandemic or other future public health emergencies could impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for gold, which could adversely affect the price of the Shares.

Further, the COVID-19 pandemic or other future public health emergencies could interfere with or prevent the operation of the electronic auction hosted by IBA to determine the LBMA PM Gold Price, which the Trustee uses to value the gold held by the Trust and calculate the net asset value of the Trust. The COVID-19 pandemic or other future public health emergencies could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity

The Trust, through its service providers, has processes in place to assess, identify and manage material risks from cybersecurity threats. The Trust’s business is dependent on the communications and information systems of the Trustee, the Sponsor, the Custodian and other third-party service providers. The Trustee is responsible for day-to-day administration of the Trust and has implemented a cybersecurity program that applies to the Trustee and its business, including the administration of the Trust.

Cybersecurity Program Overview

The Trustee has instituted a cybersecurity program designed to identify, assess and mitigate cyber risks applicable to the administration by the Trustee of the Trust. The cyber risk management program involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which the Trust relies. The Trustee actively monitors the current threat landscape to seek to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Trust.

The Trust relies on the Trustee, the Sponsor and the Custodian to engage external experts, including cybersecurity assessors, risk management and information technology professionals, attorneys, consultants and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Trust.

Board Oversight of Cybersecurity Risks

The Trust has no board of trustees and is administered by the Trustee pursuant to the Trust Agreement. Accordingly, the Trust relies on the Trustee, the Sponsor and the Custodian for oversight of cybersecurity risks applicable to the Trust.

Management’s Role in Cybersecurity Risk Management

The Trust has no officers or employees and is administered by the Trustee pursuant to the Trust Agreement. Accordingly, the Trust relies on the Trustee, the Sponsor and the Custodian for management of cybersecurity risks applicable to the Trust.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats to the Trust are assessed by the Trustee, the Sponsor, the Custodian and third-party service providers on an ongoing basis, and how such risks could materially affect the Trust’s objective, operational results and financial condition are regularly evaluated. During the reporting period, the Trustee has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Trustee believes have materially affected, or are reasonably likely to materially affect, the Trust, including its objective, operational results and financial condition.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on September 1, 2009 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol SGOL since its initial public offering on September 9, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2023 and 2022:

Fiscal Year Ended December 31, 2023: Quarter Ended

	High	Low
March 31, 2023	$19.13	$17.34
June 30, 2023	$19.63	$18.25
September 30, 2023	$18.94	$17.69
December 31, 2023	$19.87	$17.41

Fiscal Year Ended December 31, 2022: Quarter Ended

	High	Low
March 31, 2022	$19.69	$17.16
June 30, 2022	$18.98	$17.33
September 30, 2022	$17.30	$15.57
December 31, 2022	$17.56	$15.58

The number of outstanding Shares of the Trust as of February 26, 2024 was 138,200,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2023	$18.60	$18.07
September 2023	$18.56	$17.69
October 2023	$19.20	$17.41
November 2023	$19.56	$18.52
December 2023	$19.87	$18.93
January 2024	$19.68	$19.17

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 100,000 Shares, referred to as a Basket. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2023 and 2022:

Month	Total number of Shares redeemed	Average ounces of gold per share
January 2023	5,500,000	0.0096
February 2023	—	—
March 2023	900,000	0.0096
April 2023	—	—
May 2023	—	—
June 2023	1,000,000	0.0096
July 2023	1,200,000	0.0096
August 2023	2,800,000	0.0096
September 2023	200,000	0.0096
October 2023	1,300,000	0.0096
November 2023	1,300,000	0.0096
December 2023	—	—
Total	14,200,000	0.0096

Month	Total number of Shares redeemed	Average ounces of gold per share

January 2022	—	—
February 2022	—	—
March 2022	1,000,000	0.0096
April 2022	—	—
May 2022	3,000,000	0.0096
June 2022	1,200,000	0.0096
July 2022	3,600,000	0.0096
August 2022	1,500,000	0.0096
September 2022	3,300,000	0.0096
October 2022	2,400,000	0.0096
November 2022	3,600,000	0.0096
December 2022	—	—
Total	19,600,000	0.0096

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

The Trust issues and redeems Shares only in exchange for gold, only in aggregations of 100,000 Shares effective November 4, 2019 (prior to November 4, 2019, the number of Shares that constituted a Basket for creations and redemptions was 50,000 Shares) or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution, that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Goldman Sachs & Co., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. Inc., Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Americas, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “SGOL”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the net asset value (“NAV”) of the Shares against the corresponding gold price (per 1/100 of an oz. of gold) since inception:

NAV per Share vs. Gold Price from the September 9, 2009 (the Date of Inception) to December 31, 2023(1)

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

	December 31, 2023	December 31, 2022	December 31, 2021
(Amounts in 000’s of US$)
Investment in gold - cost	$2,207,626	$2,116,745	$2,033,883
Unrealized gain on investment in gold	619,041	310,747	357,695
Investment in gold- fair value	$2,826,667	$2,427,492	$2,391,578

Inspection of Gold

Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.  Under the Allocated Account Agreement, the Custodian agreed to procure similar inspection rights from the Zurich Sub-Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold or any records maintained by the sub-custodian and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by the Custodian. An inspection was conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of July 7, 2023 and December 31, 2023.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At December 31, 2023 and 2022, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
(Amounts in 000’s of US$)
Total gain/(loss) on gold	$350,287	$(13,134)	$(126,860)
Net change assets from operations	$345,743	$(17,367)	$(130,982)
Net cash provided by operating activities	$—	$—	$—

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust plus any gold receivable on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The year ended December 31, 2023

The Trust’s NAV increased from $2,442,782,637 at December 31, 2022 to $2,826,258,485 at December 31, 2023, a 15.70% increase for the year. The change in the Trust’s NAV resulted from an increase in outstanding Shares, which rose from 140,600,000 Shares at December 31, 2022 to 142,200,000 Shares at December 31, 2023, a result of 15,800,000 Shares (158 Baskets) being created and 14,200,000 Shares (142 Baskets) being redeemed during the year and an increase in the price per ounce of gold, which rose 14.59% from $1,813.75 at December 31, 2022 to $2,078.40 at December 31, 2023.

The NAV per Share increased 14.45% from $17.37 at December 31, 2022 to $19.88 at December 31, 2023. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $4,543,699 for the year, or 0.17% of the Trust’s ANAV.

The NAV per Share of $19.88 at December 28, 2023 was the highest during the year, compared with a low of $17.34 at February 24, 2023.

The increase in net assets from operations for the year ended December 31, 2023 was $345,743,513, resulting from a realized gain of $723,330 on the transfer of gold to pay expenses, a realized gain of $41,270,381 on gold distributed for the redemption of Shares and a change in unrealized gain on investment of gold of $308,293,501, offset by the Sponsor’s Fee of $4,543,699. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2023.

The year ended December 31, 2022

The Trust’s NAV increased from $2,391,232,291 at December 31, 2021 to $2,442,782,637 at December 31, 2022, a 2.16% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 138,000,000 Shares at December 31, 2021 to 140,600,000 Shares at December 31, 2022, a result of 22,200,000 Shares (222 Baskets) being created and 19,600,000 Shares (196 Baskets) being redeemed during the year. There was also an increase in the price per ounce of gold, which rose 0.36% from $1,805.85 at December 31, 2021 to $1,813.75 at December 31, 2022.

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

The decrease in net assets from operations for the year ended December 31, 2022 was $17,367,008, resulting from a realized gain of $555,841 on the transfer of gold to pay expenses and a realized gain of $33,257,612 on gold distributed for the redemption of Shares, offset by a change in unrealized loss on investment of gold of $46,947,505, and the Sponsor’s Fee of $4,232,956. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2022.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2023

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$1,064	$1,160	$1,151	$1,169	$4,544
Total expenses	1,064	1,160	1,151	1,169	4,544

Net investment loss	(1,064)	(1,160)	(1,151)	(1,169)	(4,544)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	147	209	190	177	723
Realized gain on gold distributed for the redemption of Shares	18,623	2,983	11,594	8,070	41,270
Change in unrealized gain and loss on investment in gold	202,412	(100,629)	(69,008)	275,519	308,294
Change in unrealized gain and loss on unsettled creations or redemptions	—	—	6	(6)	—
Total gain/(loss) on investment in gold	221,182	(97,437)	(57,218)	283,760	350,287

Change in net assets from operations	$220,118	$(98,597)	$(58,369)	$282,591	$345,743

Net increase/(decrease) in net assets per Share	$1.59	$(0.67)	$(0.40)	$1.98	$2.41

Weighted average number of Shares	138,665,556	147,010,989	145,738,043	142,850,000	143,583,562

Year Ended December 31, 2022

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$1,073	$1,146	$1,029	$985	$4,233
Total expenses	1,073	1,146	1,029	985	4,233

Net investment loss	(1,073)	(1,146)	(1,029)	(985)	(4,233)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	159	210	124	63	556
Realized gain on gold distributed for the redemption of Shares	3,764	10,754	11,881	6,859	33,258
Change in unrealized gain and loss on investment in gold	182,325	(193,623)	(215,404)	179,754	(46,948)
Total (loss)/gain on investment in gold	186,248	(182,659)	(203,399)	186,676	(13,134)

Change in net assets from operations	$185,175	$(183,805)	$(204,428)	$185,691	$(17,367)

Net increase in net assets per Share	$1.30	$(1.22)	$(1.42)	$1.34	$(0.12)

Weighted average number of Shares	142,513,333	150,567,033	144,409,783	138,241,304	143,922,466

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2023, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2023. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2023.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders abrdn Gold ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited abrdn Gold ETF Trust’s (known as Aberdeen Standard Gold ETF Trust prior to March 31, 2022) (the Trust) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2023 and 2022, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

New York, New York
February 28, 2024

PART III

Item 9B. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the year ended December 31, 2023.

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

Brian Kordeck – Chief Financial Officer and Treasurer

Brian Kordeck joined abrdn Inc. (the parent company of the Sponsor) as a Senior Fund Administrator in 2013 and is currently a Senior Product Manager with the company. Prior to joining abrdn Inc., Mr. Kordeck held financial reporting manager roles at the Bank of New York Mellon and The Investment Fund for Foundations. Mr. Kordeck began his career as an auditor with PricewaterhouseCoopers LLP, focusing on the investment management industry. Mr. Kordeck holds a BS in Business Administration from La Salle University.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

In connection with her retirement, Andrea Melia resigned as Chief Financial Officer and Treasurer of the Sponsor, effective on February 28, 2023. Ms. Melia served as Principal Financial Officer of the Registrant.

Brian Kordeck was appointed as Chief Financial Officer and Treasurer of the Sponsor, effective on February 28, 2023. Mr. Kordeck serves as Principal Financial Officer of the Registrant.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
Audit fees – KPMG	$85,000	$77,250
Audit related fees - KPMG	—	21,000
	$85,000	$98,250

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158221 on September 1, 2009

4.1(b)	Amendment to the Depositary Trust Agreement incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-234637 on November 12, 2019

4.1(c)	Second Amendment to the Depositary Trust Agreement incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on December 6, 2018

4.1(d)	Third Amendment to the Depository Trust Agreement incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on June 13, 2019

4.1(e)	Fourth Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 with Registration Statement No. 333-267881 on October 14, 2022

4.3	Certificate of Beneficial Interest, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158221 on September 1, 2009

10.1(a)	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158221 on September 1, 2009

10.1(b)	Amendment to the Allocated Account Agreement incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.1(c)	Amendment to the Allocated Account Agreement and the Unallocated Account Agreement incorporated by reference to Exhibit 10.1 field with the Trust’s Current Report on Form 8-K on June 13, 2019

10.1(d)	Third Amendment to the Allocated Account Agreement incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.1(e)	Fourth Amendment to the Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

10.2(a)	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158221 on September 1, 2009

10.2(b)	Amendment to the Unallocated Account Agreement incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.2(c)	Amendment to the Allocated Account Agreement and the Unallocated Account Agreement, is included in is Exhibit 10.1(c)

10.2(d)	Third Amendment to the Unallocated Account Agreement effective June 5, 2020 incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.2(e)	Fourth Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158221 on September 1, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158221 on September 1, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement incorporated by reference to Exhibit 10.4(b) filed with the Trust’s Annual Report on Form 10-K on February 28, 2019.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy for Recovery of Erroneously Awarded Compensation is filed herewith

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABRDN GOLD ETF TRUST
Financial Statements as of December 31, 2023
Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
abrdn Gold ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of abrdn Gold ETF Trust (known as Aberdeen Standard Gold ETF Trust prior to March 31, 2022) (the Trust) including the schedules of investments, as of December 31, 2023 and 2022, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and financial highlights for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the gold holdings

As presented on the December 31, 2023 schedule of investments and in Note 2.2, the fair value of the Trust’s investment in gold is $2,826,667 thousand, representing 100.01% of the Trust’s net assets, and 1,360,020.7 ounces of gold holdings. The investment in gold was held by a third-party custodian (the custodian).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of gold held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over (1) the comparison of the Trust’s records of gold held to the custodian’s records, (2) the approval of gold deposits and withdrawals by the trustee of the Trust and (3) the physical counts of the Trust’s gold holdings performed at the custodian’s locations by a third party engaged by the Trust’s sponsor. We obtained a schedule directly from the custodian of the Trust’s gold holdings held by the custodian as of December 31, 2023. We compared the total ounces on such schedule to the Trust’s record of gold holdings.

We also attended and observed a part of the physical counts of the Trust’s gold holdings. We obtained and read the physical counts results reports of the third party and reconciled those reports to both the Trust’s and custodian’s records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York

February 28, 2024

abrdn Gold ETF Trust

Statements of Assets and Liabilities

At December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: December 31, 2023: $2,207,626; December 31, 2022: $2,116,745)	$2,826,667	$2,427,492
Gold receivable	—	15,637
Total assets	2,826,667	2,443,129

LIABILITIES
Fees payable to Sponsor	409	346
Total liabilities	409	346

NET ASSETS(1)	$2,826,258	$2,442,783

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at December 31, 2023 were 142,200,000 and at December 31, 2022 were 140,600,000. Net asset values per Share at December 31, 2023 and December 31, 2022 were $19.88 and $17.37, respectively.

See Notes to the Financial Statements

abrdn Gold ETF Trust

Schedules of Investments

At December 31, 2023 and 2022

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,360,020.7	$2,207,626	$2,826,667	100.01%
Total investment in gold	1,360,020.7	$2,207,626	$2,826,667	100.01%
Less liabilities			(409)	(0.01)%
Net Assets			$2,826,258	100.00%

	December 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,338,383.1	$2,116,745	$2,427,492	99.37%
Total investment in gold	1,338,383.1	$2,116,745	$2,427,492	99.37%
Other assets less liabilities			15,291	0.63%
Net Assets			$2,442,783	100.00%

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Operations

For the years ended December 31, 2023, 2022, and 2021

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$4,544	$4,233	$4,122
Total expenses	4,544	4,233	4,122
Net investment loss	(4,544)	(4,233)	(4,122)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	723	556	635
Realized gain on gold distributed for the redemption of Shares	41,270	33,258	32,491
Change in unrealized gain / (loss) on investment in gold	308,294	(46,948)	(159,986)
Total gain / (loss) on investment in gold	350,287	(13,134)	(126,860)

Change in net assets from operations	$345,743	$(17,367)	$(130,982)

Net increase / (decrease) in net assets per Share	$2.41	$(0.12)	$(0.93)

Weighted average number of Shares	143,583,562	143,922,466	140,204,658

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2023, 2022 and 2021

	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2023	140,600,000	$2,442,783
Net investment loss		(4,544)
Realized gain on investment in gold		41,993
Change in unrealized gain on investment in gold		308,294
Creations	15,800,000	297,378
Redemptions	(14,200,000)	(259,646)
Closing balance at December 31, 2023	142,200,000	$2,826,258

	Year Ended December 31, 2022
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2022	138,000,000	$2,391,232
Net investment loss		(4,233)
Realized gain on investment in gold		33,814
Change in unrealized (loss) on investment in gold		(46,948)
Creations	22,200,000	397,785
Redemptions	(19,600,000)	(328,867)
Closing balance at December 31, 2022	140,600,000	$2,442,783

	Year Ended December 31, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2021	146,200,000	$2,652,512
Net investment loss		(4,122)
Realized gain on investment in gold		33,126
Change in unrealized (loss) on investment in gold		(159,986)
Creations	7,200,000	128,307
Redemptions	(15,400,000)	(258,605)
Closing balance at December 31, 2021	138,000,000	$2,391,232

See Notes to the Financial Statements

abrdn Gold ETF Trust

Financial Highlights

For the years ended December 31, 2023, 2022 and 2021

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$17.37	$17.33	$18.14
Income from investment operations:
Net investment loss	(0.03)	(0.03)	(0.03)
Total realized and unrealized gains or losses on investment in gold	2.54	0.07	(0.78)
Change in net assets from operations	2.51	0.04	(0.81)

Net asset value per Share at end of period	$19.88	$17.37	$17.33

Weighted average number of Shares	143,583,562	143,922,466	140,204,658

Expense ratio	0.17%	0.17%	0.17%

Net investment loss ratio	(0.17)%	(0.17)%	(0.17)%

Total return, net asset value	14.45%	0.23%	(4.47)%

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

The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the gold market through an investment in securities.

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

The Trust’s gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England and Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of UBS AG, or any other firm selected by the Custodian, to hold the Trust’s gold in the Trust’s allocated account in the firm’s vault premises on a segregated basis. Effective as of the close of business June 20, 2019, the Sponsor approved the addition of London, England as a location where the Custodian may custody allocated gold bullion deposited with and held by the Trust. At December 31, 2023, none of the Trust’s gold was held by a sub-custodian.

abrdn Gold ETF Trust

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

abrdn Gold ETF Trust

Notes to the Financial Statements

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2023	December 31, 2022

Level 1
Investment in gold	$2,826,667	$2,427,492

There were no transfers between levels during the years ended December 31, 2023 and 2022.

2.3.    Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within two business days of the trade date. At December 31, 2023, the Trust had no gold receivable or payable for the creation or redemption of Shares. At December 31, 2022, the Trust had $15,636,662 of gold receivable for the creation of Shares and no gold payable for the redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2023 or December 31, 2022.

2.6.    Investment in Gold

Changes in ounces of gold and their respective values for the years ended December 31, 2023 and 2022 are set out below:

	Year Ended December 31, 2023	Year Ended December 31, 2022
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,338,383.1	1,324,350.2
Creations	159,902.9	204,255.2
Redemptions	(135,932.8)	(187,874.4)
Transfers of gold to pay expenses	(2,332.5)	(2,347.9)
Closing balance	1,360,020.7	1,338,383.1

Investment in gold
Opening balance	$2,427,492	$2,391,578
Creations	313,015	382,148
Redemptions	(259,646)	(328,867)
Realized gain on gold distributed for the redemption of Shares	41,270	33,258
Transfers of gold to pay expenses	(4,481)	(4,233)
Realized gain on gold transferred to pay expenses	723	556
Change in unrealized gain / (loss) on investment in gold	308,294	(46,948)
Closing balance	$2,826,667	$2,427,492

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

For the year ended December 31, 2023, 2022 and 2021, the Sponsor’s Fee was $4,543,699, $4,232,956 and $4,122,059, respectively.

At December 31, 2023 and at December 31, 2022, the fees payable to the Sponsor were $408,442 and $346,303, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2023 and 2022.

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

abrdn ETFs Sponsor LLC

Date: February 28, 2024	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2024	/s/ Brian Kordeck*
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.

**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.