Form 10-Q
period 2024-03-31
abrdn Gold ETF Trust
filed 2024-05-09
CIK 1450923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _________________to___________________

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

As of May 7, 2024, abrdn Gold ETF Trust had 140,800,000 abrdn Physical Gold Shares ETF outstanding.

abrdn Gold ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

abrdn Gold ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2024 (Unaudited) and December 31, 2023

	March 31, 2024	December 31, 2023
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: March 31, 2024: $2,153,115; December 31, 2023: $2,207,626)	$2,929,843	$2,826,667
Gold receivable	10,583	—
Total assets	2,940,426	2,826,667

LIABILITIES
Fees payable to Sponsor	422	409
Total liabilities	422	409

NET ASSETS(1)	$2,940,004	$2,826,258

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2024 were 138,900,000 and at December 31, 2023 were 142,200,000. Net asset values per Share at March 31, 2024 and December 31, 2023 were $21.17 and $19.88, respectively.

See Notes to the Financial Statements

abrdn Gold ETF Trust

Schedules of Investments

At March 31, 2024 (Unaudited) and December 31, 2023

	March 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	1,323,116.5	$2,153,115	$2,929,843	99.65%
Total investment in gold	1,323,116.5	$2,153,115	$2,929,843	99.65%
Other assets less liabilities			10,161	0.35%
Net Assets			$2,940,004	100.00%

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	1,360,020.7	$2,207,626	$2,826,667	100.01%
Total investment in gold	1,360,020.7	$2,207,626	$2,826,667	100.01%
Less liabilities			(409)	(0.01)%
Net Assets			$2,826,258	100.00%

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,179	$1,064
Total expenses	1,179	1,064

Net investment loss	(1,179)	(1,064)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	241	147
Realized gain on gold distributed for the redemption of Shares	19,829	18,623
Change in unrealized gain on investment in gold	157,687	202,412
Change in unrealized gain on unsettled creations or redemptions	104	—
Total gain on investment in gold	177,861	221,182

Change in net assets from operations	$176,682	$220,118

Net increase / (decrease) in net assets per Share	$1.27	$1.59

Weighted average number of Shares	139,314,286	138,665,556

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31, 2024
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2024	142,200,000	$2,826,258
Net investment loss		(1,179)
Realized gain on investment in gold		20,070
Change in unrealized gain on investment in gold		157,687
Change in unrealized gain on unsettled creations or redemptions		104
Creations	1,700,000	34,542
Redemptions	(5,000,000)	(97,478)
Closing balance at March 31, 2024	138,900,000	$2,940,004

	Three Months Ended March 31, 2023
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2023	140,600,000	$2,442,783
Net investment loss		(1,064)
Realized gain on investment in gold		18,770
Change in unrealized gain on investment in gold		202,412
Creations	6,500,000	120,087
Redemptions	(6,400,000)	(115,925)
Closing balance at March 31, 2023	140,700,000	$2,667,063

See Notes to the Financial Statements

abrdn Gold ETF Trust

Financial Highlights (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$19.88	$17.37
Income from investment operations:
Net investment loss	(0.01)	(0.01)
Total realized and unrealized gains or losses on investment in gold	1.30	1.60
Change in net assets from operations	1.29	1.59

Net asset value per Share at end of period	$21.17	$18.96

Weighted average number of Shares	139,314,286	138,665,556

Expense ratio(1)	0.17%	0.17%

Net investment loss ratio(1)	(0.17)%	(0.17)%

Total return, net asset value(2)	6.49%	9.15%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The investment objective of the Trust is for the Shares to reflect the performance of the price of physical gold, less the Trust’s expenses. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the gold market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2024, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

The Trust's gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England and Zurich, Switzerland vaulting premises and may also be held at the Zurich, Switzerland vaulting premises of UBS AG, or any other firm selected by the Custodian, to hold the Trust's gold in the Trust's allocated account in the firm's vault premises on a segregated basis. Effective as of the close of business June 20, 2019, the Sponsor approved the addition of London, England as a location where the Custodian may custody allocated gold bullion deposited with and held by the Trust. At March 31, 2024, none of the Trust's gold was held by a sub-custodian.

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

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2024	December 31, 2023
Level 1
Investment in gold	$2,929,843	$2,826,667

There were no transfers between levels during the three months ended March 31, 2024 or the year ended December 31, 2023.

2.3.    Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within two business days of the trade date. At March 31, 2024, the Trust had $10,583,364 of gold receivable for the creation of Shares and no gold payable for the redemption of Shares. At December 31, 2023, the Trust had no gold receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2024 or December 31, 2023.

2.6.    Investment in Gold

Changes in ounces of gold and their respective values for the three months ended March 31, 2024 and 2023 are set out below:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,360,020.7	1,338,383.1
Creations	11,472.2	70,870.1
Redemptions	(47,806.9)	(61,299.2)
Transfers of gold to pay expenses	(569.5)	(555.8)
Closing balance	1,323,116.5	1,347,398.2

Investment in gold
Opening balance	$2,826,667	$2,427,492
Creations	23,959	135,724
Redemptions	(97,478)	(115,925)
Realized gain on gold distributed for the redemption of Shares	19,829	18,623

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Transfers of gold to pay expenses	(1,166)	(1,029)
Realized gain on gold transferred to pay expenses	241	147
Change in unrealized gain on investment in gold	157,687	202,412
Change in unrealized gain on unsettled creations or redemptions	104	—
Closing balance	$2,929,843	$2,667,444

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

For the three months ended March 31, 2024 and 2023, the Sponsor’s Fee was $1,179,295 and $1,064,425, respectively.

At March 31, 2024 and at December 31, 2023, the fees payable to the Sponsor were $422,310 and $408,442, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2024 and 2023.

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

The Trust holds gold and is expected to issue Baskets in exchange for deposits of gold and to distribute gold in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the price of physical gold, less the Trust’s expenses. The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in gold.

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

Once the value of the gold has been determined, the Trustee subtracts all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place that are computed by reference to the value of the Trust or its assets), expenses and other liab,ilities of the Trust from the total value of the gold and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the adjusted net asset value (the “ANAV”) of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

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

The Quarter Ended March 31, 2024

The Trust’s NAV increased from $2,826,258,485 at December 31, 2023 to $2,940,004,116 at March 31, 2024, a 4.02% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, which rose 6.54% from $2,078.40 at December 31, 2023 to $2,214.35 at March 31, 2024 and a decrease in outstanding Shares, which fell from 142,200,000 at December 31, 2023 to 138,900,000 at March 31, 2024 as a result of 1,700,000 Shares (17 Baskets) being created and 5,000,000 Shares (50 Baskets) being redeemed during the quarter.

The NAV per Share increased 6.49% from $19.88 at December 31, 2023 to $21.17 at March 31, 2024. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,179,295 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $21.17 at March 31, 2024 was the highest during the quarter, compared with a low of $18.98 at February 14, 2024.

The increase in net assets from operations for the quarter ended March 31, 2024 was $176,681,976, resulting from a realized gain of $240,830 on the transfer of gold to pay expenses, a realized gain of $19,829,483 on gold distributed for the redemption of Shares, a change in unrealized gain on investment in gold of $157,687,484 and a change in unrealized gain on unsettled creations and redemptions of $103,475, offset by the Sponsor’s Fee of $1,179,295. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2024.

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

The increase in net assets from operations for the quarter ended March 31, 2023 was $220,118,269, resulting from a realized gain of $147,575 on the transfer of gold to pay expenses, a realized gain of $18,622,665 on gold distributed for the redemption of Shares, and an increase in unrealized gain on investment in gold of $202,412,454, offset by the Sponsor’s Fee of $1,064,425. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2023.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2024, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2024, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2024:

17 Baskets were created.

50 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
January 2024	22	2,200,000	0.0096
February 2024	24	2,400,000	0.0096
March 2024	4	400,000	0.0096
	50	5,000,000	0.0096

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended March 31, 2024.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

abrdn Gold ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: May 9, 2024	/s/ Steven Dunn *
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	/s/ Brian Kordeck *
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor's offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.