Form 10-Q
period 2024-06-30
abrdn Gold ETF Trust
filed 2024-08-09
CIK 1450923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_______ to _______

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

As of August 7, 2024, abrdn Gold ETF Trust had 143,700,000 abrdn Physical Gold Shares ETF outstanding.

abrdn Gold ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

abrdn Gold ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2024 (Unaudited) and December 31, 2023

	June 30, 2024	December 31, 2023
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: June 30, 2024: $2,216,720; December 31, 2023: $2,207,626)	$3,142,874	$2,826,667
Total assets	3,142,874	2,826,667

LIABILITIES
Fees payable to Sponsor	438	409
Total liabilities	438	409

NET ASSETS(1)	$3,142,436	$2,826,258

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at June 30, 2024 were 141,100,000 and at December 31, 2023 were 142,200,000. Net asset values per Share at June 30, 2024 and December 31, 2023 were $22.27 and $19.88, respectively.

See Notes to the Financial Statements

abrdn Gold ETF Trust

Schedules of Investments

At June 30, 2024 (Unaudited) and December 31, 2023

	June 30, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	1,348,352.3	$2,216,720	$3,142,874	100.01%
Total investment in gold	1,348,352.3	$2,216,720	$3,142,874	100.01%
Less liabilities			(438)	(0.01)%
Net Assets			$3,142,436	100.00%

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	1,360,020.7	$2,207,626	$2,826,667	100.01%
Total investment in gold	1,360,020.7	$2,207,626	$2,826,667	100.01%
Less liabilities			(409)	(0.01)%
Net Assets			$2,826,258	100.00%

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,321	$1,160	$2,500	$2,224
Total expenses	1,321	1,160	2,500	2,224

Net investment loss	(1,321)	(1,160)	(2,500)	(2,224)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	369	209	610	357
Realized gain on gold distributed for the redemption of Shares	5,885	2,983	25,714	21,605
Change in unrealized gain / (loss) on investment in gold	149,427	(100,629)	307,114	101,783
Change in unrealized (loss) on unsettled creations or redemptions	(104)	—	—	—
Total gain/(loss) on investment in gold	155,577	(97,437)	333,438	123,745

Change in net assets from operations	$154,256	$(98,597)	$330,938	$121,521

Net increase / (decrease) in net assets per Share	$1.10	$(0.67)	$2.36	$0.85

Weighted average number of Shares	140,829,670	147,010,989	140,071,978	142,861,326

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	138,900,000	$2,940,004	140,700,000	$2,667,063
Net investment loss		(1,321)		(1,160)
Realized gain on investment in gold		6,254		3,192
Change in unrealized gain/(loss) on investment in gold		149,427		(100,629)
Change in unrealized (loss) on unsettled creations or redemptions		(104)		—
Creations	3,100,000	68,163	8,800,000	167,899
Redemptions	(900,000)	(19,987)	(1,000,000)	(18,507)
Closing balance	141,100,000	$3,142,436	148,500,000	$2,717,858

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	142,200,000	$2,826,258	140,600,000	$2,442,783
Net investment loss		(2,500)		(2,224)
Realized gain on investment in gold		26,324		21,962
Change in unrealized gain on investment in gold		307,114		101,783
Creations	4,800,000	102,705	15,300,000	287,986
Redemptions	(5,900,000)	(117,465)	(7,400,000)	(134,432)
Closing balance	141,100,000	$3,142,436	148,500,000	$2,717,858

See Notes to the Financial Statements

abrdn Gold ETF Trust

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$21.17	$18.96	$19.88	$17.37
Income from investment operations:
Net investment loss	(0.01)	(0.01)	(0.02)	(0.02)
Total realized and unrealized gains or losses on investment in gold	1.11	(0.65)	2.41	0.95
Change in net assets from operations	1.10	(0.66)	2.39	0.93

Net asset value per Share at end of period	$22.27	$18.30	$22.27	$18.30

Weighted average number of Shares	140,829,670	147,010,989	140,071,978	142,861,326

Expense ratio(1)	0.17%	0.17%	0.17%	0.17%

Net investment loss ratio(1)	(0.17)%	(0.17)%	(0.17)%	(0.17)%

Total return, net asset value(2)	5.20%	(3.48)%	12.02%	5.35%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2024, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year.

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

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s gold. Prior to May 23, 2024, JPMorgan Chase Bank N.A. (“JPMorgan”) served as custodian of the Trust’s gold, and will continue to provide custody services until all of the Trust’s gold is transferred to ICBC. At June 30, 2024, approximately 15.96% of the Trust’s gold remained at JPMorgan, while 84.04% had been transferred to ICBC. At June 30, 2024, none of the Trust’s gold was held by a sub-custodian.

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

The Trust’s gold is recorded at fair value. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) Gold Price PM. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of gold transferred.

The LBMA Gold Price PM is set using the afternoon session of the ICE Benchmark Administration (“IBA”) equilibrium auction, an electronic, tradable and auditable over-the-counter auction market with the ability to participate in US Dollars, Euros or British Pounds for LBMA-authorized participating gold bullion banks or market makers that establishes a reference gold price for that day’s trading.

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

The per Share amount of gold exchanged for a purchase or redemption is calculated daily by the Trustee using the LBMA Gold Price PM to calculate the gold amount in respect of any liabilities for which covering gold sales have not yet been made, and represents the per Share amount of gold held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

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

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

The Trust’s investment in gold is classified as a level 1 asset, as its value is calculated using unadjusted quoted prices from primary market sources.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2024	December 31, 2023
Level 1
Investment in gold	$3,142,874	$2,826,667

There were no transfers between levels during the six months ended June 30, 2024 or the year ended December 31, 2023.

2.3.   Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within two business days of the trade date. At June 30, 2024, the Trust had no gold receivable or payable for the creation or redemption of Shares. At December 31, 2023, the Trust had no gold receivable or payable for the creation or redemption of Shares.

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. Effective May 28, 2024, the standard settlement period for Shares is one business day. Prior to May 28, 2024, the settlement period for Shares was two business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When gold is exchanged in settlement of a redemption, it is considered a sale of gold for financial statement purposes.

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2024 or December 31, 2023.

2.6.	Investment in Gold

Changes in ounces of gold and their respective values for the three and six months ended June 30, 2024 and 2023 are set out below:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,323,116.5	1,347,398.2
Creations	34,408.7	84,250.1
Redemptions	(8,601.3)	(9,571.3)
Transfers of gold to pay expenses	(571.6)	(589.3)
Closing balance	1,348,352.3	1,421,487.7

Investment in gold
Opening balance	$2,929,843	$2,667,444
Creations	78,746	167,899
Redemptions	(19,987)	(18,507)
Change in unrealized gain / (loss) on unsettled creations	(104)	—
Realized gain on gold distributed for the redemption of Shares	5,885	2,983
Transfers of gold to pay expenses	(1,305)	(1,159)
Realized gain on gold transferred to pay expenses	369	209
Change in unrealized gain / (loss) on investment in gold	149,427	(100,629)
Closing balance	$3,142,874	$2,718,240

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,360,020.7	1,338,383.1
Creations	45,880.9	155,120.2
Redemptions	(56,408.2)	(70,870.5)
Transfers of gold to pay expenses	(1,141.1)	(1,145.1)
Closing balance	1,348,352.3	1,421,487.7

Investment in gold
Opening balance	$2,826,667	$2,427,492
Creations	102,705	303,624
Redemptions	(117,465)	(134,432)
Realized gain on gold distributed for the redemption of Shares	25,714	21,605
Transfers of gold to pay expenses	(2,471)	(2,189)
Realized gain on gold transferred to pay expenses	610	357
Change in unrealized gain on investment in gold	307,114	101,783
Closing balance	$3,142,874	$2,718,240

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

For the three months ended June 30, 2024 and 2023, the Sponsor’s Fee was $1,321,114 and $1,159,813, respectively. For the six months ended June 30, 2024 and 2023, the Sponsor’s Fee was $2,500,409 and $2,224,238, respectively.

At June 30, 2024 and at December 31, 2023, the fees payable to the Sponsor were $438,099 and $408,442, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2024 and 2023.

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

Unless otherwise directed by the Sponsor, when selling gold the Trustee will endeavor to sell at the price established by the LBMA Gold Price PM. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next LBMA Gold Price PM or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

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

At the Evaluation Time, the Trustee values the Trust’s gold on the basis of that day’s LBMA Gold Price PM (the USD price of a troy ounce of gold as determined by ICE Benchmark Administration, the third party administrator of the London gold price selected by the LBMA, or any successor administrator of the London gold price, at or about 3:00 p.m. London time, on each London business day and disseminated electronically by IBA to selected major market data vendors, such as Refinitiv and Bloomberg). If no LBMA Gold Price PM is made on such day or has not been announced by the Evaluation Time, such day’s LBMA Gold Price AM (the price of a troy ounce of gold as determined by ICE Benchmark Administration, the third party administrator of the London gold price selected by the LBMA, or any successor administrator of the London gold price, at or about 10:30 a.m. London time on each London business day and disseminated electronically by IBA to selected major market data vendors, such as Refinitiv and Bloomberg) will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA Gold Price PM, the LBMA Gold Price AM or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s gold is not an appropriate basis for evaluation of the Trust’s gold, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA Gold Price PM, the LBMA Gold Price AM or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s gold or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

abrdn Gold ETF Trust

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

The Quarter Ended June 30, 2024

The Trust’s NAV increased from $2,940,004,116 at March 31, 2024 to $3,142,436,160 at June 30, 2024, a 6.89% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, which rose 5.26% from $2,214.35 at March 31, 2024 to $2,330.90 at June 30, 2024, and an increase in outstanding Shares, which rose from 138,900,000 at March 31, 2024 to 141,100,000 at June 30, 2024 as a result of 3,100,000 Shares (31 Baskets) being created and 900,000 Shares (9 Baskets) being redeemed during the quarter.

The NAV per Share increased 5.20% from $21.17 at March 31, 2024 to $22.27 at June 30, 2024. The Trust’s NAV per Share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,321,114 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $23.20 at May 21, 2024 was the highest during the quarter, compared with a low of $21.17 at April 1, 2024.

The increase in net assets from operations for the quarter ended June 30, 2024 was $154,255,500 resulting from a realized gain of $368,864 on the transfer of gold to pay expenses, a realized gain of $5,885,171 on gold distributed for the redemption of Shares, and a change in unrealized gain on investment in gold of $149,426,554, offset by the Sponsor’s Fee of $1,321,114 and a change in unrealized loss on unsettled creations of $103,975. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2024.

The Six Months Ended June 30, 2024

The Trust’s NAV increased from $2,826,258,485 at December 31, 2023 to $3,142,436,160 at June 30, 2024, a 11.19% increase for the period. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, which rose 12.15% from $2,078.40 at December 31, 2023 to $2,330.90 at June 30, 2024, and a decrease in outstanding Shares, which fell from 142,200,000 at December 31, 2023 to 141,100,000 at June 30, 2024 as a result of 4,800,000 Shares (48 Baskets) being created and 5,900,000 Shares (59 Baskets) being redeemed during the period.

The NAV per Share increased 12.02% from $19.88 at December 31, 2023 to $22.27 at June 30, 2024. The Trust’s NAV per Share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $2,500,409 for the period, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $23.20 at May 21, 2024 was the highest during the period, compared with a low of $18.98 at February 14, 2024.

abrdn Gold ETF Trust

The increase in net assets from operations for the period ended June 30, 2024 was $330,937,550, resulting from a realized gain of $610,093 on the transfer of gold to pay expenses, a realized gain of $25,714,329 on gold distributed for the redemption of Shares and a change in unrealized gain on investment in gold of $307,113,537, offset by the Sponsor’s Fee of $2,500,409. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2024.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2024, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2024, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

abrdn Gold ETF Trust

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2024:

31 Baskets were created.

9 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
April 2024	—	—	—
May 2024	9	900,000	0.0096
June 2024	—	—	—
	9	900,000	0.0096

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended June 30, 2024.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

abrdn Gold ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 9, 2024	/s/ Steven Dunn *
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	/s/ Brian Kordeck *
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.