Form 10-Q
period 2024-09-30
abrdn Gold ETF Trust
filed 2024-11-12
CIK 1450923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from____________________to___________________

Commission File Number: 001-34441

abrdn Gold ETF Trust

(Exact name of registrant as specified in its charter)

New York	26-4587209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o abrdn ETFs Sponsor LLC 1900 Market Street, Suite 200 Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
abrdn Physical Gold Shares ETF	SGOL	NYSE Arca

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

As of  November 7, 2024, abrdn Gold ETF Trust had 150,900,000 abrdn Physical Gold Shares ETF outstanding.

abrdn Gold ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

abrdn Gold ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2024 (Unaudited) and December 31, 2023

	September 30, 2024	December 31, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: September 30, 2024: $2,399,846; December 31, 2023: $2,207,626)	$3,732,989	$2,826,667
Gold receivable	5,024	—
Total assets	3,738,013	2,826,667

LIABILITIES
Fees payable to Sponsor	514	409
Total liabilities	514	409

NET ASSETS(1)	$3,737,499	$2,826,258

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at September 30, 2024 were 148,800,000 and at December 31, 2023 were 142,200,000. Net asset values per Share at September 30, 2024 and December 31, 2023 were $25.12 and $19.88, respectively.

See Notes to the Financial Statements

abrdn Gold ETF Trust

Schedules of Investments

At September 30, 2024 (Unaudited) and December 31, 2023

	September 30, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,419,414.6	$2,399,846	$3,732,989	99.88%
Total investment in gold	1,419,414.6	$2,399,846	$3,732,989	99.88%
Other assets less liabilities			4,510	0.12%
Net Assets			$3,737,499	100.00%

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,360,020.7	$2,207,626	$2,826,667	100.01%
Total investment in gold	1,360,020.7	$2,207,626	$2,826,667	100.01%
Less liabilities			(409)	(0.01)%
Net Assets			$2,826,258	100.00%

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,475	$1,151	$3,975	$3,375
Total expenses	1,475	1,151	3,975	3,375

Net investment loss	(1,475)	(1,151)	(3,975)	(3,375)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	432	190	1,042	547
Realized gain on gold distributed for the redemption of Shares	5,234	11,594	30,948	33,199
Change in unrealized gain / (loss) on investment in gold	406,988	(69,008)	714,102	32,775
Change in unrealized gain / (loss) on unsettled creations or redemptions	—	6	—	6
Total gain/(loss) on investment in gold	412,654	(57,218)	746,092	66,527

Change in net assets from operations	$411,179	$(58,369)	$742,117	$63,152

Net increase / (decrease) in net assets per Share	$2.84	$(0.40)	$5.24	$0.44

Weighted average number of Shares	144,607,609	145,738,043	141,594,891	143,830,769

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	141,100,000	$3,142,436	148,500,000	$2,717,858
Net investment loss		(1,475)		(1,151)
Realized gain on investment in gold		5,666		11,784
Change in unrealized gain/(loss) on investment in gold		406,988		(69,008)
Change in unrealized gain/(loss) on unsettled creations or redemptions		—		6
Creations	8,400,000	200,235	—	—
Redemptions	(700,000)	(16,351)	(4,200,000)	(77,268)
Closing balance	148,800,000	$3,737,499	144,300,000	$2,582,221

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	142,200,000	$2,826,258	140,600,000	$2,442,783
Net investment loss		(3,975)		(3,375)
Realized gain on investment in gold		31,990		33,746
Change in unrealized gain on investment in gold		714,102		32,775
Change in unrealized gain on investment on unsettled creations or redemptions		—		6
Creations	13,200,000	302,940	15,300,000	287,986
Redemptions	(6,600,000)	(133,816)	(11,600,000)	(211,700)
Closing balance	148,800,000	$3,737,499	144,300,000	$2,582,221

See Notes to the Financial Statements

abrdn Gold ETF Trust

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$22.27	$18.30	$19.88	$17.37
Income from investment operations:
Net investment loss	(0.01)	(0.01)	(0.03)	(0.02)
Total realized and unrealized gains or losses on investment in gold	2.86	(0.40)	5.27	0.54
Change in net assets from operations	2.85	(0.41)	5.24	0.52

Net asset value per Share at end of period	$25.12	$17.89	$25.12	$17.89

Weighted average number of Shares	144,607,609	145,738,043	141,594,891	143,830,769

Expense ratio(1)	0.17%	0.17%	0.17%	0.17%

Net investment loss ratio(1)	(0.17)%	(0.17)%	(0.17)%	(0.17)%

Total return, net asset value(2)	12.80%	(2.24)%	26.36%	2.99%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2024, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year.

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

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s gold. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s gold. At September 30, 2024, all of the Trust’s gold was held at ICBC.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2024	December 31, 2023
Level 1
Investment in gold	$3,732,989	$2,826,667

There were no transfers between levels during the nine months ended September 30, 2024 or the year ended December 31, 2023.

2.3.    Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within one business day of the trade date. At September 30, 2024, the Trust had $5,023,509 of gold receivable for the creation of Shares and no gold payable for the redemption of Shares. At December 31, 2023, the Trust had no gold receivable or payable for the creation or redemption of Shares.

2.4.    Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 100,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in The Depository Trust Company; (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor; and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other gold bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the gold required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated gold account established with the Custodian or a gold bullion clearing bank by an Authorized Participant.

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. Effective May 28, 2024, the settlement period for Shares is one business day. Prior to May 28, 2024, the standard settlement period for Shares was two business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When gold is exchanged in settlement of a redemption, it is considered a sale of gold for financial statement purposes.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2024 or December 31, 2023.

2.6.    Investment in Gold

Changes in ounces of gold and their respective values for the three and nine months ended September 30, 2024 and 2023 are set out below:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,348,352.3	1,421,487.7
Creations	78,330.1	—
Redemptions	(6,686.7)	(38,278.6)
Transfers of gold to pay expenses	(581.1)	(604.6)
Closing balance	1,419,414.6	1,382,604.5

Investment in gold
Opening balance	$3,142,874	$2,718,240
Creations	195,211	—
Redemptions	(16,351)	(73,689)
Realized gain on gold distributed for the redemption of Shares	5,234	11,594
Transfers of gold to pay expenses	(1,399)	(1,171)
Realized gain on gold transferred to pay expenses	432	190
Change in unrealized gain / (loss) on investment in gold	406,988	(69,008)
Change in unrealized gain / (loss) on unsettled creations or redemptions	—	6
Closing balance	$3,732,989	$2,586,162

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,360,020.7	1,338,383.1
Creations	124,211.0	155,120.2
Redemptions	(63,094.9)	(109,149.1)
Transfers of gold to pay expenses	(1,722.2)	(1,749.7)
Closing balance	1,419,414.6	1,382,604.5

Investment in gold
Opening balance	$2,826,667	$2,427,492
Creations	297,916	303,623
Redemptions	(133,816)	(208,121)
Realized gain on gold distributed for the redemption of Shares	30,948	33,199
Transfers of gold to pay expenses	(3,870)	(3,359)
Realized gain on gold transferred to pay expenses	1,042	547
Change in unrealized gain on investment in gold	714,102	32,775
Change in unrealized gain on unsettled creations or redemptions	—	6
Closing balance	$3,732,989	$2,586,162

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

For the three months ended September 30, 2024 and 2023, the Sponsor's Fee was $1,475,220 and $1,150,959, respectively. For the nine months ended September 30, 2024 and 2023, the Sponsor's Fee was $3,975,629 and $3,375,197, respectively.

At September 30, 2024 and at December 31, 2023, the fees payable to the Sponsor were $513,528 and $408,442, respectively.

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust's gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust's holdings of assets other than gold. Other than the Sponsor's Fee, the Trust had no expenses during the three and nine months ended September 30, 2024 and 2023.

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

2.8.    Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date. During this period, the following material subsequent events were identified.

Effective November 12, 2024, immediately following the filing of this report, Brian Kordeck resigned as Treasurer and Chief Financial Officer of the Sponsor. Mr. Kordeck had served as Principal Financial Officer of the Registrant. Effective November 12, 2024, Sharon Ferrari was appointed Treasurer and Chief Financial Officer of the Sponsor. Ms. Ferrari will serve as Principal Financial Officer of the Registrant.

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

At the Evaluation Time, the Trustee values the Trust’s gold on the basis of that day’s LBMA Gold Price PM (the USD price of a troy ounce of gold as determined by ICE Benchmark Administration, the third party administrator of the London gold price selected by the LBMA, or any successor administrator of the London gold price, at or about 3:00 p.m. London time, on each London business day and disseminated electronically by IBA to selected major market data vendors, such as Refinitiv and Bloomberg). If no LBMA Gold Price PM is made on such day or has not been announced by the Evaluation Time, such day's LBMA Gold Price AM (the price of a troy ounce of gold as determined by ICE Benchmark Administration, the third party administrator of the London gold price selected by the LBMA, or any successor administrator of the London gold price, at or about 10:30 a.m. London time on each London business day and disseminated electronically by IBA to selected major market data vendors, such as Refinitiv and Bloomberg) will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA Gold Price PM, the LBMA Gold Price AM or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s gold is not an appropriate basis for evaluation of the Trust’s gold, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA Gold Price PM, the LBMA Gold Price AM or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s gold or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

The Quarter Ended September 30, 2024

The Trust’s NAV increased from $3,142,436,160 at June 30, 2024 to $3,737,499,398 at September 30, 2024, an 18.94% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, which rose 12.83% from $2,330.90 at June 30, 2024 to $2,629.95 at September 30, 2024, and an increase in outstanding Shares, which rose from 141,100,000 at June 30, 2024 to 148,800,000 at September 30, 2024 as a result of 8,400,000 Shares (84 Baskets) being created and 700,000 Shares (7 Baskets) being redeemed during the quarter.

The NAV per Share increased 12.80% from $22.27 at June 30, 2024 to $25.12 at September 30, 2024. The Trust’s NAV per Share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,475,220 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $25.44 at September 26, 2024 was the highest during the quarter, compared with a low of $22.25 at July 1, 2024.

The increase in net assets from operations for the quarter ended September 30, 2024 was $411,179,285 resulting from a realized gain of $431,735 on the transfer of gold to pay expenses, a realized gain of $5,234,144 on gold distributed for the redemption of Shares, and a change in unrealized gain on investment in gold of $406,988,626, offset by the Sponsor’s Fee of $1,475,220. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2024.

The Nine Months Ended September 30, 2024

The Trust’s NAV increased from $2,826,258,485 at December 31, 2023 to $3,737,499,398 at September 30, 2024, an 32.24% increase for the period. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, which rose 26.54% from $2,078.40 at December 31, 2023 to $2,629.95 at September 30, 2024, and an increase in outstanding Shares, which rose from 142,200,000 at December 31, 2023 to 148,800,000 at September 30, 2024 as a result of 13,200,000 Shares (132 Baskets) being created and 6,600,000 Shares (66 Baskets) being redeemed during the period.

The NAV per Share increased 26.36% from $19.88 at December 31, 2023 to $25.12 at September 30, 2024. The Trust’s NAV per Share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $3,975,629 for the period, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $25.44 at September 26, 2024 was the highest during the period, compared with a low of $18.98 at February 14, 2024.

The increase in net assets from operations for the period ended September 30, 2024 was $742,116,835, resulting from a realized gain of $1,041,828 on the transfer of gold to pay expenses, a realized gain of $30,948,473 on gold distributed for the redemption of Shares and a change in unrealized gain on investment in gold of $714,102,163, offset by the Sponsor’s Fee of $3,975,629. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2024.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2024, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2024, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2024:

84 Baskets were created.

7 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
July 2024	3	300,000	0.0096
August 2024	—	—	—
September 2024	4	400,000	0.0096
	7	700,000	0.0096

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended September 30, 2024.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

abrdn Gold ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: November 12, 2024	/s/ Steven Dunn *
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	/s/ Brian Kordeck *
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.