Form 10-K
period 2024-12-31
abrdn Gold ETF Trust
filed 2025-02-28
CIK 1450923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

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

Aggregate market value of the registrant’s shares outstanding held by non-affiliates of the registrant based upon the closing price of a share on June 30, 2024 as reported by the NYSE Arca, Inc. on that date: $3,135,197,419.

As of February 26, 2024, abrdn Gold ETF Trust had 152,600,000 abrdn Physical Gold Shares ETF outstanding.

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

The sponsor of the Trust is abrdn ETFs Sponsor LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is ICBC Standard Bank Plc (the “Custodian” or “ICBC”). The number of shares that constitutes a Basket for the purposes of creations and redemptions was increased from 50,000 Shares to 100,000 Shares effective on November 4, 2019.

The Trust’s Shares at redeemable value increased from $2,826,258,485 at December 31, 2023 to $3,756,119,448 at December 31, 2024, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 142,200,000 Shares at December 31, 2023 to 150,700,000 Shares at December 31, 2024.

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

The Sponsor of the registrant maintains an Internet website at www.abrdn.com/us/etf through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov.

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

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding gold bullion. The Shares offer an investment that:

●	Easily Accessible and Relatively Cost Effective. Investors can access the gold bullion market through a traditional brokerage account. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use gold bullion by using the Shares instead of using the traditional means of purchasing, trading and holding gold bullion and for many investors, transaction costs related to the Shares will be lower than those associated with the purchase, storage and insurance of physical gold bullion.

●	Exchange Traded and Transparent. The Shares trade on the NYSE Arca, providing investors with an efficient means to implement various investment strategies. The Shares are eligible for margin accounts and are backed by the assets of the Trust and the Trust does not hold or employ any derivative securities. Furthermore, the value of the Trust’s holdings are reported on the Trust’s website daily.

●	Minimal Credit Risk. The Shares represent an interest in physical gold owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole bar of which is held temporarily to effect a creation or redemption of Shares). Physical gold of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the gold temporarily being held in an unallocated gold account with the Custodian, the physical gold of the Trust is not subject to counterparty or credit risks. See “Risk Factors—Gold held in the Trust’s unallocated gold account and any Authorized Participant’s unallocated gold account is not segregated from the Custodian’s assets...” This contrasts with most other financial products that gain exposure to gold through the use of derivatives that are subject to counterparty and credit risks.

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

The Official Sector

The official sector encompasses the activities of the various central banking operations of gold-holding countries. From 2009 to 2019, the European Central Bank and other central banks of Europe operated under a series of four Central Bank Gold Agreements (“CBGA”). The CBGA limited the amount of gold that these banks were allowed to sell for the duration of each agreement, helping to stabilize the gold market. The CBGA had the desired effect, and the gold market has become more balanced, eliminating the need for a formal agreement going forward. According to statistics provided by the World Gold Council, as of Q4 2023, central banks are estimated to hold approximately 36,213 tonnes (“tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces) of gold reserves, or approximately 17% of existing above-ground stocks.

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

World Gold Supply and Demand 2014-2023 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the period from 2014 to 2023 and is based on information reported by the World Gold Council.

(tonnes)	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Supply
Mine production	3,272	3,362	3,516	3,581	3,658	3,605	3,484	3,573	3,633	3,644
Net producer hedging	105	13	38	(26)	(12)	6	(37)	(5)	(12)	67
Recycled gold	1,130	1,067	1,232	1,112	1,132	1,276	1,293	1,136	1,140	1,239
Total supply	4,506	4,442	4,786	4,667	4,778	4,887	4,740	4,704	4,761	4,950

Demand
Jewellery fabrication	2,544	2,479	2,019	2,257	2,290	2,152	1,324	2,231	2,196	2,190
Jewellery consumption	2,532	2,459	2,104	2,241	2,250	2,127	1,398	2,148	2,090	2,112
Jewellery inventory	12	20	(85)	17	40	25	(74)	83	106	79
Technology	355	338	329	339	342	333	309	337	315	305
Electronics	284	268	262	272	275	269	255	279	258	249
Other Industrial	52	51	50	51	52	50	42	47	47	47
Dentistry	20	19	18	16	15	14	12	11	10	9
Investment	905	967	1,616	1,315	1,161	1,275	1,795	992	1,113	945
Total bar and coin	1,067	1,091	1,073	1,044	1,091	871	902	1,180	1,222	1,190
Bars	781	791	798	780	776	584	543	811	802	781
Official Coins	205	224	208	188	242	221	290	284	321	293
Medals/Imitation Coins	81	76	68	76	73	67	69	85	99	115
ETFs & similar products	(162)	(124)	543	271	70	404	893	(189)	(110)	(244)
Central banks & other inst.	601	580	395	379	656	605	255	450	1,082	1,049
Gold demand	4,405	4,364	4,359	4,290	4,449	4,365	3,683	4,010	4,705	4,490
OTC and other*	101	78	427	377	330	522	1,058	694	56	460
Total demand	4,506	4,442	4,786	4,667	4,778	4,887	4,740	4,704	4,761	4,950
LBMA Gold Price (US$/oz)	1,266	1,160	1,251	1,257	1,268	1,393	1,770	1,799	1,800	1,941

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

Over the past ten years, (new) mine production of gold has experienced a modest rise of an average of 1.41% per annum. Of the three sources of supply, mine production accounted for 73.6% in 2023. Recycled gold volumes have ranged from 1,067 tonnes to 1,293 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand. Industrial demand has fluctuated between 6.7% and 8.4% of total demand over the past 10 years. Exchange traded product inventory build had seen strong growth through 2012, followed by outflows in 2013 to 2015 as the price of gold fell by a cumulative 30% between 2013 and 2015. Exchange traded product inventory build has been positive each year from 2016 to 2020, but experienced net outflows in 2021 to 2023. During the 2013 price crash, retail coin and bar demand rose to a 10-year high as retail investors, especially from China, were enticed by the falling prices. Retail coin demand had tapered off into 2019 but has averaged 9.25% from 2020 to 2023. Demand from Central Banks and other institutions fluctuated between 8.8% and 14.8% from 2013 to 2019, before reaching a low of 6.9% in 2020. However, that figure has increased in each of the last three years, reaching a high of 23.4% in 2023.

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

The following chart illustrates the movements in the price of an ounce of gold in U.S. Dollars from December 31, 2014 to December 31, 2024:

Source: Bloomberg, abrdn. Chart data from 12/31/2014 to 12/31/2024. Spot Gold Price = GOLDLNPM Index.

The following is a discussion of the movements in the price of gold illustrated by the table:

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

In 2024, the spot price of gold was relatively flat to start the year as metals investors focused on hopes of economic stimulus out of China making a meaningful rise in demand in more cyclically exposed metals like copper and silver. This led to a continuation of the sharp reduction in gold owned by ETF investors into March, which moderated into June as it became clear the U.S Federal Reserve was going to need to cut interest rates in the Autumn. From July to October these investors added to positions helping support gold prices as central bank purchases continued albeit without the Peoples Bank of China which halted purchases between June and October. The primary motivator for central bank purchases of gold are as a foreign exchange reserves diversifier away from U.S Dollars and Treasuries at the margin. The Council of Foreign Relations notes a primary risk to emerging market economies comes from sanctions, tariffs and U.S. Dollar trading system bans on behest of western economies. The results of the U.S. election raise the prospects of sanctions, and tariffs and thus the motivation to continue reserve diversification with gold purchases.

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

The term “loco London” gold refer to gold physically held in London that meets the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Gold bars meeting these requirements are described in this annual report from time to time as “London Good Delivery Bars.” The unit of trade in London is the troy ounce, whose gram conversion is: 1,000 grams equals 32.1507465 troy ounces and 1 troy ounce equals 31.1034768 grams. A London Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. Typically referred to as 400-ounce bars, a London Good Delivery Bar must contain between 350 and 430 fine troy ounces of gold, with a minimum fineness (or purity) of 995 parts per 1,000 (99.5%), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar (expressed in units of 0.025 troy ounces) by the fineness of the bar. A London Good Delivery Bar must also bear the stamp of one of the refiners who are on the LBMA approved list. Unless otherwise specified, the gold spot price always refers to that of a London Good Delivery Bar. Business is generally conducted over the phone and through electronic dealing systems.

On March 20, 2015, ICE Benchmark Administration (“IBA”) began administering the operation of an “equilibrium auction,” which is an electronic, tradable and auditable, over-the-counter auction market with the ability to settle trades in US Dollars (“USD”), Euros or British Pounds for LBMA-authorized participating gold bullion banks or market makers (“gold participants”) that establishes a reference gold price for that day’s trading. IBA’s equilibrium auction is the gold valuation replacement selected by the LBMA for the London gold fix previously determined by the London Gold Market Fixing Ltd. that was discontinued on March 19, 2015. IBA’s equilibrium auction, establishes and publishes a USD price per troy ounce of gold twice each London trading day following an electronic auction consisting of one or more 30-second rounds beginning at 10:30 a.m. London time (the “LBMA Gold Price AM”) and 3:00 p.m. London time (the “LBMA Gold Price PM”).

Daily during London trading hours the LBMA Gold Price AM and the LBMA Gold Price PM each provide reference gold prices for that day’s trading. Many long-term contracts will be priced on either the basis of the LBMA Gold Price AM or the LBMA Gold Price PM, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The LBMA Gold Price AM and the LBMA Gold Price PM, determined according to the methodologies of IBA and disseminated electronically by IBA to selected major market data vendors, such as Refinitiv and Bloomberg, are widely used benchmarks for daily gold prices and are quoted by various financial information sources as the London gold fix was previously. The Trust values its gold on the basis of LBMA Gold Price PM. If there is no LBMA Gold Price PM on any day, the Trust will value its gold on the basis of LBMA Gold Price AM announced on that day. If neither price is available for that day, the Trust will value its gold based on the most recently announced LBMA Gold Price PM or LBMA Gold Price AM.

The LBMA Gold Price PM is the result of an “equilibrium auction” because it establishes a price for a troy ounce of gold that clears the maximum amount of bids and offers for gold entered by order-submitting gold participants each day. The opening bid and subsequent bid prices are generated by an algorithm based method, and each auction is actively supervised by IBA staff. There are currently 15 direct gold participants (Bank of China, Citibank N.A. London Branch, Coins ‘N Things, Inc., DRW Investments, LLC, Goldman Sachs, HSBC Bank USA NA, Industrial and Commercial Bank of China (ICBC), StoneX Financial Ltd., Jane Street Global Trading, LLC, JPMorgan Chase Bank, N.A. London Branch, Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank and Toronto-Dominion Bank), and IBA uses ICE’s front-end system, WebICE, as the technology platform that allows direct participants as well as sponsored clients to manage their orders in the auction in real time via their own screens.

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

At the end of the auction round, the IBA system evaluates the equilibrium of the bid and offer orders submitted. If bid and offer orders indicate an imbalance outside of acceptable tolerances established for the IBA system (normally 10,000 oz) (e.g., too many purchase orders submitted compared to sell orders or vice versa), the auction chairman calculates a new auction round price principally based on the volume weighting of bid and offer orders submitted in the immediately completed auction round. For instance, if the order imbalance indicates that purchase orders (bids) outweigh sales orders (offers) then a new auction round price will be issued that will be increased over that used in the prior auction round. Likewise, the new auction round price will be decreased from the prior round’s price if offers outweigh bids. To clear the imbalance, the IBA system then issues another notice of auction round to gold participants at the newly calculated price. During this next 30 second auction round, gold participants again submit orders, and after it ends, the IBA system evaluates for order imbalances. If order imbalances persist, a new auction price is calculated and a further auction round will occur. This auction round process continues until an equilibrium within specified tolerances is determined to exist. Once the IBA system determines that orders are in equilibrium within system tolerances, the auction process ends and the equilibrium auction round price becomes the LBMA Gold Price PM.

The LBMA Gold Price PM and all bid and offer order information for all auction rounds become publicly available electronically via IBA instantly after the conclusion of the equilibrium auction. Since April 1, 2015, the LBMA Gold Price has been regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom (“UK”). IBA also has an Oversight Committee, made up of market participants, industry bodies, direct participant representatives, infrastructure providers and IBA. The Oversight Committee allows the LBMA to continue to have significant involvement in the oversight of the auction process, including, among other matters, changes to the methodology and accreditation of direct participants. Additionally, IBA watches over the price discovery process for the LBMA Gold Price and ensures that it meets the International Organization of Securities Commission’s (IOSCO) Principles for Financial Benchmarks, (the “IOSCO Principles”).

The LBMA Gold Price PM is widely viewed as a full and fair representation of all or material market interest at the conclusion of the equilibrium auction. IBA’s LBMA Gold Price PM electronic auction methodology is similar to the non-electronic process previously used to establish the London gold fix where the London gold fix process adjusted the gold price up or down until all the buy and sell orders are matched, at which time the price was declared fixed. Nevertheless, the LBMA Gold Price PM has several advantages over the previous London gold fix. The LBMA Gold Price PM auction process is fully transparent in real time to the gold participants and, at the close of each equilibrium auction, to the general public.

The LBMA Gold Price PM auction process is also fully auditable by third parties since an audit trail exists from the time of each notice of an auction round. Moreover, the LBMA Gold Price PM’s audit trail and active, real time surveillance of the auction process by IBA as well as FCA’s oversight of IBA, deters manipulative and abusive conduct in establishing each day’s LBMA Gold Price PM.

Since March 20, 2015, the Sponsor determined that the London gold fix, which ceased to be published as of March 19, 2015, could no longer serve as a basis for valuing gold bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and otherwise held by the Trust on a daily basis, and that the LBMA Gold Price PM is an appropriate alternative for determining the value of the Trust’s gold each trading day. The Sponsor also determined that the LBMA Gold Price PM fairly represents the commercial value of gold bullion held by the Trust and the “Benchmark Price” (as defined in Trust Agreement) as of any day is such day’s LBMA Gold Price PM or such day’s LBMA Gold Price AM if such day’s LBMA Gold Price PM is not available.

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

At the Evaluation Time, the Trustee values the Trust’s gold on the basis of that day’s LBMA Gold Price PM (the USD price for an ounce of gold set by the LBMA-accredited participating bullion banks or market makers in an electronic, tradable and auditable over-the-counter auction operated by IBA at 3:00 p.m. London time, on each London business day and disseminated electronically by IBA to selected major market data vendors, such as Refinitiv and Bloomberg). If no LBMA Gold Price PM is made on such day or has not been announced by the Evaluation Time the LBMA Gold Price AM announced on that day will be used. If neither price is available for that day, the Trust will value its gold based on the most recently announced LBMA Gold Price PM or LBMA Gold Price AM, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA Gold Price PM or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s gold is not an appropriate basis for evaluation of the Trust’s gold, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA Gold Price PM or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s gold or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith. See “Operation of the Gold Bullion Market—The London Gold Bullion Market” for a description of the LBMA Gold Price PM.

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

The Sponsor and the Shareholders may rely on any evaluation furnished by the Trustee, and the Sponsor has no responsibility for the evaluation’s accuracy. The determinations the Trustee makes will be made in good faith upon the basis of, and the Trustee will not be liable for any errors contained in, information reasonably available to it. The Trustee will not be liable to the Sponsor, The Depository Trust Company (“DTC”), Authorized Participants, the Shareholders or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Trustee against any liability resulting from bad faith or gross negligence in the performance of its duties.

On May 23, 2024, the Sponsor entered into an Amendment (the “Trust Amendment”) to the Depositary Trust Agreement (the “Trust Agreement”) with the Trustee. The Trust Amendment reflects the following changes, effective as of June 18, 2024, as approved and directed by the Sponsor on behalf of the Trust: (1) the amendment of the definition of “Benchmark Price” to mean, “as of any day, (i) such day’s LBMA Gold Price PM or such day’s LBMA Gold Price AM if such day’s LBMA Gold Price PM is not available; or (ii) such other publicly available price which is reasonably available to the Trustee at no cost to the Trustee and which the Sponsor may determine fairly represents the commercial value of gold held by the Trust and instructs the Trustee to use as the Benchmark Price”; (2) the replacement of the defined term for “London PM Gold Fix” with the defined term “LBMA Gold Price PM”, which “means the price of a troy ounce of gold as determined by ICE Benchmark Administration, the third party administrator of the London gold price selected by the LBMA, or any successor administrator of the London gold price, at or about 3:00 p.m. London, England time”; and (3) the addition of the new definition for “LBMA Gold Price AM” which “means the price of a troy ounce of gold as determined by ICE Benchmark Administration, the third party administrator of the London gold price selected by the LBMA, or any successor administrator of the London gold price, at or about 10:30 a.m. London, England time.

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

The Sponsor’s Fee is paid by delivery of gold to an account maintained by the Custodian for the Sponsor on an unallocated basis, monthly on the first business day of the month in respect of fees payable for the prior month. The delivery is of that number of ounces of gold which equals the daily accrual of the Sponsor’s Fee for such prior month calculated at the LBMA Gold Price PM.

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

The Sponsor’s Fee for the year ended December 31, 2024 was $5,595,961 (December 31, 2023: $4,543,699; December 31, 2022: $4,232,956).

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

Prior to initiating any creation or redemption order, an Authorized Participant must have entered into an agreement with the Custodian or a gold clearing bank to establish an Authorized Participant Unallocated Account in London (“Authorized Participant Unallocated Bullion Account Agreement”). Gold held in Authorized Participant Unallocated Accounts is typically not segregated from the Custodian’s or other gold clearing bank’s assets, as a consequence of which an Authorized Participant will have no proprietary interest in any specific bars of gold held by the Custodian or the clearing bank. Credits to its Authorized Participant Unallocated Account are therefore at risk of the Custodian’s or other gold clearing bank’s insolvency. No fees will be charged by the Custodian for the use of the Authorized Participant Unallocated Account as long as the Authorized Participant Unallocated Account is used solely for gold transfers to and from the Trust Unallocated Account and the Custodian (or one of its affiliates) receives compensation for maintaining the Trust Allocated Account. Authorized Participants should be aware that the Custodian’s liability threshold under the Authorized Participant Unallocated Bullion Account Agreement is generally gross negligence, not negligence, which is the Custodian’s liability threshold under the Trust’s Custody Agreements.

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

All gold is delivered to the Trust and distributed by the Trust in unallocated form through credits and debits between Authorized Participant Unallocated Accounts and the Trust Unallocated Account. Gold transferred from an Authorized Participant Unallocated Account to the Trust in unallocated form will first be credited to the Trust Unallocated Account. Thereafter, the Custodian will allocate specific bars of gold representing the amount of gold credited to the Trust Unallocated Account (to the extent such amount is representable by whole gold bars) to the Trust Allocated Account. The movement of gold is reversed for the distribution of gold to an Authorized Participant in connection with the redemption of Baskets.

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

Creation Procedures

On any business day, an Authorized Participant may place an order with the Trustee to create one or more Baskets. Creation and redemption orders are accepted on “business days” the NYSE Arca is open for regular trading. Settlements of such orders requiring receipt or delivery, or confirmation of receipt or delivery, of gold in the United Kingdom, or another jurisdiction will occur on “business days” when (1) banks in the United Kingdom or other jurisdiction and (2) the London gold markets are regularly open for business. If such banks or the London gold markets are not open for regular business for a full day, such a day will only be a “business day” for settlement purposes if the settlement procedures can be completed by the end of such day. Settlement of orders requiring receipt or delivery, or confirmation of receipt or delivery, of Shares will occur, after confirmation of the applicable gold delivery, on “business days” when the NYSE Arca is open for regular trading. Purchase orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading. In the event of a level 3 market-wide circuit breaker resulting in a trading halt for the remainder of the trading day, the time of the market-wide trading halt is considered the close of regular trading and no creation orders for the current trade date will be accepted after that time (the “cutoff”). Orders placed after the cutoff will be deemed to be rejected and will not be processed. Orders should be placed in proper form on the following business day. Purchase orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading.

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

Delivery of required deposits

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account with the required gold deposit amount by the prescribed settlement date in London. Upon receipt of the gold deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the prescribed settlement date the gold deposit amount from the Authorized Participant Unallocated Account to the Trust Unallocated Account and the Trustee will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s DTC account. The expense and risk of delivery, ownership and safekeeping of gold until such gold has been received by the Trust shall be borne solely by the Authorized Participant. The Trustee may accept delivery of gold by such other means as the Sponsor, from time to time, may determine with the Trustee to be acceptable for the Trust, provided that the same is disclosed in a prospectus relating to the Trust filed with the SEC pursuant to Rule 424 under the Securities Act. If gold is to be delivered other than as described above, the Sponsor is authorized to establish such procedures and to appoint such custodians and establish such custody accounts in addition to those described in this report, as the Sponsor determines to be desirable.

Acting on standing instructions given by the Trustee, the Custodian will transfer the gold deposit amount from the Trust Unallocated Account to the Trust Allocated Account by transferring gold bars from its inventory, to the Trust Allocated Account. The Custodian uses commercially reasonable efforts to complete the transfer of gold to the Trust Allocated Account prior to the time by which the Trustee is to credit the Basket to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Baskets ordered will be delivered against receipt of the gold deposit amount in the Trust Unallocated Account, and all Shareholders will be exposed to the risks of unallocated gold to the extent of that gold deposit amount until the Custodian completes the allocation process. See “Risk Factors—gold held in the Trust’s unallocated gold account and any Authorized Participant’s unallocated gold account will not be segregated from the Custodian’s assets....”

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust by the prescribed settlement date. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order.

Determination of redemption distribution

The redemption distribution from the Trust consists of a credit to the redeeming Authorized Participant’s Authorized Participant Unallocated Account, loco London, representing the amount of the gold held by the Trust evidenced by the Shares being redeemed. Fractions of a fine ounce of gold included in the redemption distribution smaller than 0.001 of a fine ounce are disregarded. Redemption distributions will be subject to the deduction of any applicable tax or other governmental charges which may be due.

Delivery of redemption distribution

The redemption distribution due from the Trust will be delivered to the Authorized Participant on the prescribed settlement date following a loco London redemption order date if, by 10:00 a.m. New York time on the settlement date, the Trustee’s DTC account has been credited with the Baskets to be redeemed. If a loco swap or physical transfer is necessary to effect a loco London redemption, the redemption distribution due from the Trust will be delivered to the Authorized Participant on or before the prescribed settlement date if, by 10:00 a.m. New York time on the prescribed settlement date, the Trustee’s DTC account has been credited with the Baskets to be redeemed. In the event that, by 10:00 a.m. New York time on the prescribed settlement date, the Trustee’s DTC account has not been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed pursuant to such redemption order, the Trustee shall send to the Authorized Participant and the Custodian via fax or electronic mail message notice of such fact and the Authorized Participant shall have one business day following receipt of such notice to correct such failure. If such failure is not cured within such one business day period, the Trustee (in consultation with the Sponsor) will cancel such redemption order and will send via fax or electronic mail message notice of such cancellation to the Authorized Participant and the Custodian, and the Authorized Participant will be solely responsible for all costs incurred by the Trust, the Trustee or the Custodian related to the cancelled order. The Trustee is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Trustee’s DTC account by 10:00 a.m. New York time on the prescribed settlement date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Sponsor and the Trustee may from time to time agree upon.

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

The Sponsor’s Role

The Sponsor arranged for the creation of the Trust, and is generally responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of the Shares on the NYSE Arca. The Sponsor has agreed to assume the organizational expenses of the Trust and the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses under the Custody Agreements, exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including the applicable SEC registration fees.

The Sponsor does not exercise day-to-day oversight over the Trustee or the Custodian. The Sponsor may remove the Trustee and appoint a successor Trustee (i) if the Trustee ceases to meet certain objective requirements (including the requirement that it have capital, surplus and undivided profits of at least $150 million), (ii) if, having received written notice of a material breach of its obligations under the Trust Agreement, the Trustee has not cured the breach within 30 days, or (iii) if the Trustee refuses to consent to the implementation of an amendment to the Trust’s initial Internal Control Over Financial Reporting. The Sponsor also has the right to replace the Trustee during the 90 days following any merger, consolidation or conversion in which the Trustee is not the surviving entity or, in its discretion, on the fifth anniversary of the creation of the Trust or on any subsequent third anniversary thereafter. The Sponsor also has the right to approve any new or additional custodian that the Trustee may wish to appoint and any new or additional sub-custodian that the Custodian may wish to appoint.

The Sponsor or one of its affiliates or agents (1) develops a marketing plan for the Trust on an ongoing basis, (2) prepares marketing materials regarding the Shares, including the content of the Trust’s website and (3) executes the marketing plan for the Trust.

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a Trust office at 240 Greenwich Street, New York, NY 10286. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million. As of December 31, 2023, the Trustee was in compliance with these conditions.

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

The Trustee intends to regularly communicate with the Sponsor to monitor the overall performance of the Trust. The Trustee does not monitor the performance of the Custodian or any other sub-custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements. The Trustee, along with the Sponsor, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee will assist and support the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

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

The Custodian

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC, providing for the custody of the Trust’s gold. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s gold. ICBC, a public limited company incorporated under the laws of England and Wales, serves as a Custodian of the Trust’s gold. ICBC’s office is located at 20 Gresham Street, London, EC2V 7JE, United Kingdom.

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

Inspection of Gold

Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. The Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by the Custodian. An inspection was conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of July 26, 2024 and January 4, 2025. The results can be found on www.abrdn.com/usa/etf

There can be no guarantee that the Sponsor or the Trust’s auditors and inspectors will be able to perform physical inspections of the Trust’s gold as planned. Local policies, regulations, or ordinances, as well as polices or restrictions adopted by the Custodian, or any sub-custodian, may temporarily prevent, or otherwise impair the ability of, the Sponsor or the Trust’s auditors and inspectors, from performing a physical inspection of the Trust’s gold on a desired date. In those situations, the Sponsor or the Trust’s auditors and inspectors may seek to verify the gold held by the Trust by alternate means, including through virtual inspections of the Trust’s gold and/or a review of pertinent records.

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

Custody of the Trust’s Gold

Custody of the gold bullion deposited with and held by the Trust is provided by the Custodian at the London, England vaults of the Custodian and by other sub-custodians on a temporary basis. The Custodian is a market maker, clearer and approved weigher under the rules of the LBMA.

The Custodian is the custodian of the gold bullion credited to the Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the gold bullion credited to the Trust Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records. Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may inspect the vaults of the Custodian. See “Inspection of Gold”.

The Custodian, as instructed by the Trustee on behalf of the Trust, is authorized to accept, on behalf of the Trust, deposits of gold in unallocated form. Acting on standing instructions given by the Trustee specified in the Custody Agreements, the Custodian allocates gold deposited in unallocated form with the Trust by selecting bars of gold bullion for deposit to the Trust Allocated Account. All gold bullion allocated to the Trust must conform to the rules, regulations, practices and customs of the LBMA, and the Custodian must replace any non-conforming gold bullion with conforming gold bullion as soon as practical upon a determination by the Custodian any gold bullion is non-conforming.

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

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

●	An individual who is a citizen or resident of the United States;

●	A corporation (or other entity treated as a corporation for US federal tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof;

●	An estate, the income of which is includible in gross income for US federal income tax purposes regardless of its source; or

●	A trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more US persons have the authority to control all substantial decisions of the trust.

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

The Shares are designed to mirror as closely as possible the performance of the price of gold bullion, and the value of the Shares relates directly to the value of the gold held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of gold has fluctuated widely over the past several years. See “Overview of the Gold Industry—Historical Chart of the Price of Gold” for discussion of the fluctuation of gold prices. Several factors may affect the price of gold, including:

•	Global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, Russia and the United States;
•	Investors’ expectations with respect to the rate of inflation;
•	Currency exchange rates;
•	Interest rates;

•	Investment and trading activities of hedge funds and commodity funds;
•	Global or regional political, economic or financial events and situations; and
•	A significant change in investor interest, including in response to online campaigns or other activities specifically targeting investments in gold.

In addition, investors should be aware that there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

Several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of Shares. Among them:

•	A significant increase in gold hedging activity by gold producers. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices, adversely affecting the price of the Shares.
•	A significant change in the attitude of speculators and investors towards gold. Should the speculative community take a negative view towards gold, it could cause a decline in world gold prices, negatively impacting the price of the Shares.
•	A widening of interest rate differentials between the cost of money and the cost of gold could negatively affect the price of gold which, in turn, could negatively affect the price of the Shares.
•	A combination of rising money interest rates and a continuation of the current low cost of borrowing gold could improve the economics of selling gold forward. This could result in an increase in hedging by gold mining companies and short selling by speculative interests, which would negatively affect the price of gold. Under such circumstances, the price of the Shares would be similarly affected.

Conversely, several factors may trigger a temporary increase in the price of gold prior to your investment in the Shares. If that is the case, you will be buying Shares at prices affected by the temporarily high prices of gold, and you may incur losses when the causes for the temporary increase disappear.

Crises may motivate large-scale sales of gold which could decrease the price of gold and adversely affect an investment in the Shares.

The possibility of large-scale distress sales of gold in times of crisis may have a short-term negative impact on the price of gold and adversely affect an investment in the Shares. For example, the 2008 financial credit crisis resulted in significantly depressed prices of gold largely due to forced sales and deleveraging from institutional investors such as hedge funds and pension funds as expectations of economic growth slumped. Crises in the future may impair gold’s price performance which would, in turn, adversely affect an investment in the Shares.

The price of gold may be affected by the sale of ETVs tracking the gold markets.

To the extent existing exchange traded vehicles (“ETVs”) tracking gold markets represent a significant proportion of demand for physical gold bullion, large redemptions of the securities of these ETVs could negatively affect physical gold bullion prices and the price and NAV of the Shares.

RISKS RELATED TO THE SHARES

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

Discrepancies, disruptions or unreliability of the LBMA Gold Price PM could impact the value of the Trust’s gold and the market price of the Shares.

The Trustee values the Trust’s gold pursuant to the LBMA Gold Price PM. In the event that the LBMA Gold Price PM proves to be an inaccurate benchmark, or the LBMA Gold Price PM varies materially from the prices determined by other mechanisms for valuing gold, the value of the Trust’s gold and the market price of the Shares could be adversely impacted. Any future developments in the LBMA Gold Price PM, to the extent it has a material impact on the LBMA Gold Price PM, could adversely impact the value of the Trust’s gold and the market price of the Shares. It is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the benchmark to produce, the LBMA Gold Price PM on any given date. Furthermore, any actual or perceived disruptions that result in the perception that the LBMA Gold Price PM is vulnerable to actual or attempted manipulation could adversely affect the behavior of market participants, which may have an effect on the price of gold. If the LBMA Gold Price PM is unreliable for any reason, the price of gold and the market price for the Shares may decline or be subject to greater volatility.

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the price of gold may not exist and, as a result, the price of the Shares may fall.

If the processes of creation and redemption of Shares (which depend on timely transfers of gold to and by the Custodian) encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying gold may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the price of gold and may fall. Additionally, redemptions could be suspended in any period during which (1) the NYSE Arca is closed (other than customary weekend or holiday closings) or trading on the NYSE Arca is suspended or restricted, or (2) an emergency exists as a result of which delivery, disposal or evaluation of the gold is not reasonably practicable.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does not and will not hold or trade in commodity futures contracts, “commodity interests” or any other instruments regulated by the CEA, as administered by the CFTC and the NFA. Furthermore, the Trust is not a commodity pool for purposes of the CEA, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Trust or the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools operated by registered commodity pool operators or advised by registered commodity trading advisors.

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

The amount of gold represented by each Share decreases each day by the Sponsor’s Fee. In addition, although the Sponsor has agreed to assume all organizational and certain administrative and marketing expenses incurred by the Trust (the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and reimbursement of the Custodian’s expenses under the Custody Agreements, exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses), in exceptional cases certain Trust expenses may need to be paid by the Trust. Because the Trust does not have any income, it must either make payments in-kind by deliveries of gold (as is the case with the Sponsor’s Fee) or it must sell gold to obtain cash (as in the case of any exceptional expenses). The result of these sales of gold and recurring deliveries of gold to pay the Sponsor’s Fee in-kind is a decrease in the amount of gold represented by each Share. New deposits of gold, received in exchange for new Baskets issued by the Trust, will not reverse this trend.

A decrease in the amount of gold represented by each Share results in a decrease in each Share’s price even if the price of gold does not change. To retain the Share’s original price, the price of gold must increase. Without that increase, the lesser amount of gold represented by the Share will have a correspondingly lower price. If this increase does not occur, or is not sufficient to counter the lesser amount of gold represented by each Share, Shareholders will sustain losses on their investment in Shares.

An increase in Trust expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Trust, will require the Trustee to sell larger amounts of gold, and will result in a more rapid decrease of the amount of gold represented by each Share and a corresponding decrease in its value.

The sale of the Trust’s gold to pay expenses not assumed by the Sponsor, or unexpected liabilities affecting the Trust, at a time of low gold prices could adversely affect the value of the Shares.

The Trustee sells gold held by the Trust to pay Trust expenses not assumed by the Sponsor on an as-needed basis irrespective of then-current gold prices. The Trust is not actively managed and no attempt will be made to buy or sell gold to protect against or to take advantage of fluctuations in the price of gold. Consequently, the Trust’s gold may be sold at a time when the gold price is low, resulting in the sale of more gold than would be required if the Trust sold when prices were higher. The sale of the Trust’s gold to pay expenses not assumed by the Sponsor, or unexpected liabilities affecting the Trust, at a time of low gold prices could adversely affect the value of the Shares.

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

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the major gold markets. While the Shares trade on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for gold will be reduced after the close of the major world gold markets, including London, Zurich and the COMEX. As a result, during these periods, trading spreads, and the resulting premium or discount on the Shares, may widen.

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

The Fund is subject to responsible sourcing due diligence risk.

The Fund seeks to hold only responsibly sourced gold bullion (as defined herein) in its allocated account. The LBMA’s Gold Guidance establishes minimum requirements that are mandatory along the entire gold supply chain for all Good Delivery refiners wishing to trade with the London Bullion market. These standards are intended to ensure, among other things, that gold is mined through verified supply chains that meet certain internationally recognized ethical standards. For example, approved LBMA refiners are required to demonstrate their efforts to combat money laundering, financing of terrorism and human rights abuses, and to respect the environment globally. The LBMA’s Responsible Sourcing Programme provides a governance and audit framework for monitoring compliance with the Gold Guidance. The Gold Guidance and the LMBA’s Responsible Sourcing Programme include tailored due diligence standards with respect to various types of gold, including mined and recycled gold. However, the Gold Guidance and the Responsible Sourcing Programme may not work as intended or may be less effective in the case of recycled gold as the ultimate source(s) of recycled gold may not be identifiable. Specifically, the Gold Guidance sets forth due diligence expectations for recycled gold including documentation required to give assurance of origin and legality. In an effort to enhance efficacy, the due diligence requirements with respect the refiner’s assessment of the recycled gold supplier as set forth in the Gold Guidance are expected to cover all precious metals activities carried out by the supplier rather than refiner’s direct supply chains only. In addition, the Gold Guidance categorizes types of recycled gold by the level of risk posed and provides additional due diligence and enhanced due diligence guidance per category and includes requirements for secondary refiners supplying recycled melted gold to LBMA Good Delivery refiners to undergo independent assurance on conformance with an Organisation for Economic Co-operation and Development (“OECD”) approved responsible sourcing scheme. There is no guarantee that the Gold Guidance or the Responsible Sourcing Programme will be implemented as intended, and there may be instances of non-compliance that are undetected.

While the Fund endeavors to hold only responsibly sourced gold, from time to time, in certain circumstances the Fund may hold pre-2012 gold, including, for example, due to a temporary supply constraint or lack of availability. In those circumstances, the Custodian will seek to replace any pre-2012 gold in the Fund’s allocated account with post-2012 gold as soon as reasonably practicable. With respect to gold bars refined by a LBMA Good Delivery refiner, to the extent that the gold bars are refined during the period of time that the refiner is on the LBMA Good Delivery Current List, the subsequent removal of that refiner from the LBMA Good Delivery Current List to the LBMA Good Delivery Former List does not impact the status of those gold bars as London Good Delivery bars (i.e., such bars continue to be deemed London Good Delivery bars) and, therefore, those bars can continue to be held by the Fund.  Neither the Sponsor nor the Fund is responsible for setting, implementing or enforcing the LBMA’s Good Delivery standards and may have limited or no ability to independently verify gold sourcing due diligence undertaken by the LBMA. Similarly, the Fund and the Sponsor cannot guarantee all gold held by the Fund, including gold derived from recycled sources, is 100% ethically sourced or compliant with the Gold Guidance. The Fund is not an actively managed investment vehicle. The Sponsor does not make any decision or assessment related to gold sourcing based on its subjective judgment.

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

The Trust’s lack of insurance protection and the Shareholders’ limited rights of legal recourse against the Trust, the Trustee, the Sponsor, the Custodian and any sub-custodian exposes the Trust and its Shareholders to the risk of loss of the Trust’s gold for which no person is liable.

The Trust does not insure its gold. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate in connection with its custodial obligations and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the gold held by the Custodian on behalf of the Trust. In addition, the Custodian and the Trustee do not require any direct or indirect sub-custodians to be insured or bonded with respect to their custodial activities or in respect of the gold held by them on behalf of the Trust. Further, Shareholders’ recourse against the Trust, the Trustee and the Sponsor, under New York law, the Custodian, under English law, and any other sub-custodians under the law governing their custody operations is limited. Consequently, a loss may be suffered with respect to the Trust’s gold which is not covered by insurance and for which no person is liable in damages.

The Custodian’s limited liability under the Custody Agreements and English law may impair the ability of the Trust to recover losses concerning its gold and any recovery may be limited, even in the event of fraud, to the market value of the gold at the time the fraud is discovered.

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust Unallocated Account and the Trust Allocated Account, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited to the market value of the gold lost or damaged at the time such negligence, fraud or willful default is discovered by the Custodian provided the Custodian notifies the Trust and the Trustee promptly after the discovery of the loss or damage. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant establishing an Authorized Participant Unallocated Account), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. For any Authorized Participant Unallocated Bullion Account Agreement between an Authorized Participant and another gold clearing bank, the liability of the gold clearing bank to the Authorized Participant may be greater or lesser than the Custodian’s liability to the Authorized Participant described in the preceding sentence, depending on the terms of the agreement. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or a Shareholder, under English law, is limited. Furthermore, under English common law, the Custodian or any sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian are governed by English law, which may frustrate the Trust in attempting to seek legal redress against the Custodian or any other sub-custodian concerning its gold.

The obligations of the Custodian under the Custody Agreements are, and the Authorized Participant Unallocated Bullion Account Agreements may be, governed by English law. The Custodian may enter into arrangements with other sub-custodians for the temporary custody of the Trust’s gold, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue any sub-custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

The Trust may not have adequate sources of recovery if its gold is lost, damaged, stolen or destroyed.

If the Trust’s gold is lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodian or any sub-custodian or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

Shareholders and Authorized Participants lack the right under the Custody Agreements to assert claims directly against the Custodian and any sub-custodian.

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trust against the Custodian or any sub-custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

Because the Trustee does not, and the Custodian has limited obligations to, oversee or monitor the activities of sub-custodians who may hold the Trust’s gold, failure by the sub-custodians to exercise due care in the safekeeping of the Trust’s gold could result in a loss to the Trust.

Under the Allocated Account Agreement described in “Description of the Custody Agreements”, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s gold on a temporary basis pending delivery to the Custodian. Any sub-custodian selected by the Custodian shall be a member of the LBMA or any equity member of the London Precious Metals Clearing Limited, except for the Governor and Company of the Bank of England. The Custodian is not currently using a sub-custodian as of the date of this report. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing any sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s gold from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian and for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. See “Custody of the Trust’s Gold” for more information about sub-custodians that may hold the Trust’s gold.

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

Gold held in the Trust’s unallocated gold account and any Authorized Participant’s unallocated gold account will not be segregated from the Custodian’s assets. If the Custodian becomes insolvent, its assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the Custodian’s insolvency, there may be a delay and costs incurred in identifying the bullion held in the Trust’s allocated gold account.

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

GENERAL RISKS

The Trust relies on the information and technology systems of the Trustee, the Custodian, the Marketing Agent and the Sponsor, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on the Trust’s record keeping and operations.

The Custodian, the Trustee, the Marketing Agent and the Sponsor depend upon information technology infrastructure, including network, hardware and software systems to conduct their business as it relates to the Trust. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in a loss of information and adversely impact their ability to conduct their business, including their business on behalf of the Trust. Despite implementation of network and other cybersecurity measures, their security measures may not be adequate to protect against all cybersecurity threats.

War, a major terrorist attack and other geopolitical events, including but not limited to the war between Russia and Ukraine, outbreaks or public health emergencies (as declared by the World Health Organization), the continuation or expansion of war or other hostilities, or a prolonged government shutdown may cause volatility in the price of gold due to the importance of a country or region to the gold markets, market access restrictions imposed on some local gold producers and refiners, potential impacts to global transportation and shipping and other supply chain disruptions. These events are unpredictable and may lead to extended periods of price volatility.

The operations of the Trust, the exchanges, brokers and counterparties with which the Trust does business, and the markets in which the Trust does business, could be severely disrupted in the event of war, a major terrorist attack and other geopolitical events, including but not limited to, the war between Russia and Ukraine, outbreaks or public health emergencies (as declared by the World Health Organization), the continuation or expansion of war or other hostilities, or a prolonged government shutdown. Such events may cause volatility in the price of gold due to the importance of a country or region to the gold markets, market access restrictions imposed on some local gold producers and refiners, or potential impacts to global transportation, shipping, and other supply chain disruptions.

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of gold and the share price of the Trust. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the gold markets. Russia is one of the world’s largest producers of several precious metals, including gold. On March 7, 2022, the LBMA suspended its accreditation of six Russian refiners of gold. New productions by such refiners will no longer be accepted as Good Delivery by the LBMA until further notice. New productions by such refiners will no longer be accepted as Good Delivery by the LBMA until further notice. The bars these refiners previously produced will still be considered Good Delivery, consistent with past suspensions of refiners by the LBMA. Fewer suppliers to the LBMA may lead to a lower supply of Good Delivery gold and further volatility in the price of gold. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including precious metals prices. These events are unpredictable and may lead to extended periods of price volatility.

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of public health crises, including the ongoing novel coronavirus pandemic.

The COVID-19 pandemic has adversely affected the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets and could continue to, and other future public health emergencies could, have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store gold, restrictions on travel that delay or prevent the transportation of gold and an increase in demand for gold may disrupt supply chains for gold, which could cause secondary market spreads to widen and compromise the Trust’s ability to settle transactions on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver gold as a result of an infectious disease outbreak or public health emergency will negatively affect the Trust’s operations. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

A significant resurgence of the COVID-19 pandemic or other future public health emergencies could increase the Trust’s costs and affect liquidity in the market for gold, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, the COVID-19 pandemic or other future public health emergencies could impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for gold, which could adversely affect the price of the Shares.

Further, the COVID-19 pandemic or other future public health emergencies could interfere with or prevent the operation of the electronic auction hosted by IBA to determine the LBMA Gold Price, which the Trustee uses to value the gold held by the Trust and calculate the net asset value of the Trust. The COVID-19 pandemic or other future public health emergencies could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on September 1, 2009 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol SGOL since its initial public offering on September 9, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2024 and 2023:

Fiscal Year Ended December 31, 2024: Quarter Ended

	High	Low
March 31, 2024	$21.27	$18.98
June 30, 2024	$23.29	$21.31
September 30, 2024	$25.56	$22.16
December 31, 2024	$26.64	$24.42

Fiscal Year Ended December 31, 2023: Quarter Ended

	High	Low
March 31, 2023	$19.13	$17.34
June 30, 2023	$19.63	$18.25
September 30, 2023	$18.94	$17.69
December 31, 2023	$19.87	$17.41

The number of outstanding Shares of the Trust as of February 26, 2025 was 152,600,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2024	$24.18	$22.74
September 2024	$25.56	$23.63
October 2024	$26.64	$24.88
November 2024	$26.34	$24.42
December 2024	$25.97	$24.70
January 2025	$26.88	$25.04

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 100,000 Shares, referred to as a Basket. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2024 and 2023:

Month	Total number of Shares redeemed	Average ounces of gold per share
January 2024	2,200,000	0.0096
February 2024	2,400,000	0.0096
March 2024	400,000	0.0096
April 2024	—	—
May 2024	900,000	0.0096
June 2024	—	—
July 2024	300,000	0.0096
August 2024	—	—
September 2024	400,000	0.0096
October 2024	700,000	0.0096
November 2024	1,000,000	0.0095
December 2024	800,000	0.0095
Total	9,100,000	0.0096

Month	Total number of Shares redeemed	Average ounces of gold per share
January 2023	5,500,000	0.0096
February 2023	—	—
March 2023	900,000	0.0096
April 2023	—	—
May 2023	—	—
June 2023	1,000,000	0.0096
July 2023	1,200,000	0.0096
August 2023	2,800,000	0.0096
September 2023	200,000	0.0096
October 2023	1,300,000	0.0096
November 2023	1,300,000	0.0096
December 2023	—	—
Total	14,200,000	0.0096

Item 6. [Reserved]

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

NAV per Share vs. Gold Price from the September 9, 2009 (the Date of Inception) to December 31, 2024(1)

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

Valuation of Gold

Gold is held by the Custodian on behalf of the Trust. Gold is recorded at fair value. The cost of gold is determined according to the average cost method and the fair value is based on the LBMA Gold Price PM or the LBMA Gold Price AM if no LBMA Gold Price PM is available. If neither price is available for that day, the Trust will value its gold based on the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of gold transferred.

	December 31, 2024	December 31, 2023	December 31, 2022
(Amounts in 000’s of US$)
Investment in gold - cost	$2,476,303	$2,207,626	$2,116,745
Unrealized gain on investment in gold	1,280,365	619,041	310,747
Investment in gold - fair value	$3,756,668	$2,826,667	$2,427,492

Inspection of Gold

Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.  The Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold or any records maintained by the sub-custodian and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by the Custodian. An inspection was conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of July 26, 2024 and January 4, 2025.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At December 31, 2024 and 2023, the Trust did not have any cash balances.

Results of Operations

Financial Highlights

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
(Amounts in 000’s of US$)
Total gain/(loss) on gold	$716,235	$350,287	$(13,134)
Net change assets from operations	$710,639	$345,743	$(17,367)
Net cash provided by operating activities	$—	$—	$—

The net asset value of the Trust will be obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the NAV per Share will be obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day. On each day on which the Exchange is open for regular trading, the Trustee will determine the net asset value of the Trust and the NAV per Share as promptly as practicable after 4:00 p.m. (New York time). The Trustee will value the Trust’s gold on the basis of LBMA Gold Price PM. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the LBMA Gold Price AM announced on that day. If neither price is available for that day, the Trustee will value the Trust’s gold based on the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. If the Sponsor determines that such price is inappropriate to use, the Sponsor will identify an alternate basis for evaluation to be employed by the Trustee. Further, the Sponsor may instruct the Trustee to use on an on-going basis a different publicly available price which the Sponsor determines to fairly represent the commercial value of the Trust’s gold.

The year ended December 31, 2024

The Trust’s NAV increased from $2,826,258,485 at December 31, 2023 to $3,756,119,448 at December 31, 2024, a 32.90% increase for the year. The change in the Trust’s NAV resulted from an increase in outstanding Shares, which rose from 142,200,000 Shares at December 31, 2023 to 150,700,000 Shares at December 31, 2024, a result of 17,600,000 Shares (176 Baskets) being created and 9,100,000 Shares (91 Baskets) being redeemed during the year. There was also an increase in the price per ounce of gold which contributed to the increase in the Trust’s NAV, which rose 25.62% from $2,078.40 at December 31, 2023 to $2,610.85 at December 31, 2024 (AM Auction Price).

The NAV per Share increased 25.35% from $19.88 at December 31, 2023 to $24.92 at December 31, 2024. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $5,595,961 for the year, or 0.17% of the Trust’s ANAV.

The NAV per Share of $26.53 at October 30, 2024 was the highest during the year, compared with a low of $18.98 at February 14, 2024.

The increase in net assets from operations for the year ended December 31, 2024 was $710,639,056, resulting from a realized gain of $1,604,086 on the transfer of gold to pay expenses, a realized gain of $53,307,136 on gold distributed for the redemption of Shares and a change in unrealized gain on investment of gold of $661,323,795, offset by the Sponsor’s Fee of $5,595,961. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2024.

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

The increase in net assets from operations for the year ended December 31, 2023 was $345,743,513, resulting from a realized gain of $723,330 on the transfer of gold to pay expenses and a realized gain of $41,270,381 on gold distributed for the redemption of Shares and a change in unrealized gain on investment of gold of $308,293,501, offset by the Sponsor’s Fee of $4,543,699. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2023.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2024

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$1,179	$1,321	$1,475	$1,621	$5,596
Total expenses	1,179	1,321	1,475	1,621	5,596

Net investment loss	(1,179)	(1,321)	(1,475)	(1,621)	(5,596)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	241	369	432	562	1 ,604
Realized gain on gold distributed for the redemption of Shares	19,829	5,885	5,234	22,359	53,307
Change in unrealized gain and loss on investment in gold	157,687	149,427	406,988	(52,778)	661,324
Change in unrealized gain and loss on unsettled creations or redemptions	104	(104)	—	—	—
Total gain/(loss) on investment in gold	177,861	155,577	412,654	(29,857)	716,235

Change in net assets from operations	$176,682	$154,256	$411,179	$(31,478)	$710,639

Net increase/(decrease) in net assets per Share	$1.27	$1.10	$2.84	$(0.21)	$4.94

Weighted average number of Shares	139,314,286	140,829,670	144,607,609	150,166,304	143,749,454

Year Ended December 31, 2023

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$1,064	$1,160	$1,151	$1,169	$4,544
Total expenses	1,064	1,160	1,151	1,169	4,544

Net investment loss	(1,064)	(1,160)	(1,151)	(1,169)	(4,544)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	147	209	190	177	723
Realized gain on gold distributed for the redemption of Shares	18,623	2,983	11,594	8,070	41,270
Change in unrealized gain and loss on investment in gold	202,412	(100,629)	(69,008)	275,519	308,294
Change in unrealized gain and loss on unsettled creations or redemptions	—	—	6	(6)	—
Total (loss)/gain on investment in gold	221,182	(97,437)	(57,218)	283,760	350,287

Change in net assets from operations	$220,118	$(98,597)	$(58,369)	$282,591	$345,743

Net increase in net assets per Share	$1.59	$(0.67)	$(0.40)	$1.98	$2.41

Weighted average number of Shares	138,665,556	147,010,989	145,738,043	142,850,000	143,583,562

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2024, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2024. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2024.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024.

Report of Independent Registered Public Accounting Firm

KPMG LLP 345 Park Avenue New York, NY 10154-0102

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
abrdn Gold ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited abrdn Gold ETF Trust’s (known as Aberdeen Standard Gold ETF Trust prior to March 31, 2022) (the Trust) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2024 and 2023, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those financial statements.

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

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee.

44

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

New York, New York
February 28, 2025

45

PART III

Item 9B. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the year ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no officers, employees or board of trustees and is administered by the Trustee pursuant to the Trust Agreement. Accordingly, the Trust has not adopted a code of ethics or an insider trading policy governing the purchase, sale and other disposition of the Trust’s securities. The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Steven Dunn – President and Chief Executive Officer

Mr. Dunn, CIMA®, is the Head of Exchange Traded Funds at abrdn Inc. Mr. Dunn guides the firm's strategic direction and distribution strategy for ETFs. Previously, he was a Director with Deutsche Asset and Wealth Management in charge of managing relationships with US ETF Strategists and overseeing the Eastern Division sales team. Prior to that, Mr. Dunn was a consultant at Brandywine Global Investment Management and has also held sales and distribution strategy positions at iShares, Blackrock and Vanguard. Mr. Dunn holds a B.A. degree in Public Administration from Shippensburg University of Pennsylvania and has completed his MBA at Pennsylvania State University. He holds the Series 7, 24, and 63 registrations as well as the Certified Investment Management Analyst® (CIMA®).

Sharon Ferrari – Chief Financial Officer and Treasurer

Sharon Ferrari is currently a Director, Product Management at abrdn Inc. (the parent company of the Sponser). Sharon joined abrdn in 2008. Prior to working at abrdn, Sharon worked at Delaware Investments for about 3 years and began her career at SEI Investments. Ms. Ferrari holds a BS in Business Administration from University of Pittsburgh and a MBA from Villanova University.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

Effective November 12, 2024, Brian Kordeck resigned as Chief Financial Officer and Treasurer of the Sponsor. Mr. Kordeck served as Principal Financial Officer of the Registrant.

Sharon Ferrari was appointed as Chief Financial Officer and Treasurer of the Sponsor, effective on November 12, 2024. Ms. Ferrari serves as Principal Financial Officer of the Registrant.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
Audit fees – KPMG	$94,000	$85,000
Audit related fees – KPMG	—	—
	$94,000	$85,000

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158221 on September 1, 2009

4.1(b)	Amendment to the Depositary Trust Agreement incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-234637 on November 12, 2019

4.1(c)	Second Amendment to the Depositary Trust Agreement incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on December 6, 2018

4.1(d)	Third Amendment to the Depository Trust Agreement incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on June 13, 2019

4.1(e)	Fourth Amendment to the Depository Trust Agreement incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

4.1(f)	Fifth Amendment to the Depository Trust Agreement incorporated by reference to Exhibit 4.1 filed on Form 8-K on May 28, 2024

4.2	Form of Authorized Participant Agreement is filed herewith

4.3	Certificate of Beneficial Interest, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158221 on September 1, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on May 28, 2024

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on May 28, 2024

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158221 on September 1, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158221 on September 1, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement incorporated by reference to Exhibit 10.4(b) filed with the Trust’s Annual Report on Form 10-K on February 28, 2019.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy for Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 97.1 filed with the Trust's Annual Report of Form 10-K on February 29, 2024.

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABRDN GOLD ETF TRUST
Financial Statements as of December 31, 2024
Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

KPMG LLP 345 Park Avenue New York, NY 10154-0102

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
abrdn Gold ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of abrdn Gold ETF Trust (known as Aberdeen Standard Gold ETF Trust prior to March 31, 2022) (the Trust) including the schedules of investments, as of December 31, 2024 and 2023, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and financial highlights for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee.

Evaluation of the evidence pertaining to the existence of the gold holdings

As presented on the December 31, 2024 schedule of investments and in Note 2.2, the fair value of the Trust’s investment in gold is $3,756,668 thousand, representing 100.01% of the Trust’s net assets, and 1,438,867.8 ounces of gold holdings. The investment in gold was held by a third-party custodian (the custodian).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of the gold holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of gold held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over (1) the comparison of the Trust’s records of gold held to the custodian’s records, (2) the approval of gold deposits and withdrawals by the trustee of the Trust and (3) the physical counts of the Trust’s gold holdings performed at the custodian’s locations by a third party engaged by the Trust’s sponsor. We obtained a schedule directly from the custodian of the Trust’s gold holdings held by the custodian as of December 31, 2024. We compared the total ounces on such schedule to the Trust’s record of gold holdings. We also attended and observed a part of the physical counts of the Trust’s gold holdings. We obtained and read the physical counts results reports of the third party and reconciled those reports to both the Trust’s and custodian’s records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York
February 28, 2025

abrdn Gold ETF Trust

Statements of Assets and Liabilities

At December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: December 31, 2024: $2,476,303; December 31, 2023: $2,207,626)	$3,756,668	$2,826,667
Total assets	3,756,668	2,826,667

LIABILITIES
Fees payable to Sponsor	548	409
Total liabilities	548	409

NET ASSETS(1)	$3,756,120	$2,826,258

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at December 31, 2024 were 150,700,000 and at December 31, 2023 were 142,200,000. Net asset values per Share at December 31, 2024 and December 31, 2023 were $24.92 and $19.88, respectively.

See Notes to the Financial Statements

abrdn Gold ETF Trust

Schedules of Investments

At December 31, 2024 and 2023

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,438,867.8	$2,476,303	$3,756,668	100.01%
Total investment in gold	1,438,867.8	$2,476,303	$3,756,668	100.01%
Less liabilities			(548)	(0.01)%
Net Assets			$3,756,120	100.00%

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,360,020.7	$2,207,626	$2,826,667	100.01%
Total investment in gold	1,360,020.7	$2,207,626	$2,826,667	100.01%
Less liabilities			(409)	(0.01)%
Net Assets			$2,826,258	100.00%

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Operations

For the years ended December 31, 2024, 2023, and 2022

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$5,596	$4,544	$4,233
Total expenses	5,596	4,544	4,233
Net investment loss	(5,596)	(4,544)	(4,233)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	1,604	723	556
Realized gain on gold distributed for the redemption of Shares	53,307	41,270	33,258
Change in unrealized gain / (loss) on investment in gold	661,324	308,294	(46,948)
Total gain / (loss) on investment in gold	716,235	350,287	(13,134)

Change in net assets from operations	$710,639	$345,743	$(17,367)

Net increase / (decrease) in net assets per Share	$4.94	$2.41	$(0.12)

Weighted average number of Shares	143,749,454	143,583,562	143,922,466

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2024, 2023 and 2022

	Year Ended December 31, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2024	142,200,000	$2,826,258
Net investment loss		(5,596)
Realized gain on investment in gold		54,911
Change in unrealized gain on investment in gold		661,324
Creations	17,600,000	416,212
Redemptions	(9,100,000)	(196,989)
Closing balance at December 31, 2024	150,700,000	$3,756,120

	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2023	140,600,000	$2,442,783
Net investment loss		(4,544)
Realized gain on investment in gold		41,993
Change in unrealized gain on investment in gold		308,294
Creations	15,800,000	297,378
Redemptions	(14,200,000)	(259,646)
Closing balance at December 31, 2023	142,200,000	$2,826,258

	Year Ended December 31, 2022
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2022	138,000,000	$2,391,232
Net investment loss		(4,233)
Realized gain on investment in gold		33,814
Change in unrealized (loss) on investment in gold		(46,948)
Creations	22,200,000	397,785
Redemptions	(19,600,000)	(328,867)
Closing balance at December 31, 2022	140,600,000	$2,442,783

See Notes to the Financial Statements

abrdn Gold ETF Trust

Financial Highlights

For the years ended December 31, 2024, 2023 and 2022

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$19.88	$17.37	$17.33
Income from investment operations:
Net investment loss	(0.04)	(0.03)	(0.03)
Total realized and unrealized gains or losses on investment in gold	5.08	2.54	0.07
Change in net assets from operations	5.04	2.51	0.04

Net asset value per Share at end of period	$24.92	$19.88	$17.37

Weighted average number of Shares	143,749,454	143,583,562	143,922,466

Expense ratio	0.17%	0.17%	0.17%

Net investment loss ratio	(0.17)%	(0.17)%	(0.17)%

Total return, net asset value	25.35%	14.45%	0.23%

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

Effective November 12, 2024, Brian Kordeck resigned as Treasurer and Chief Financial Officer of the Sponsor. Mr. Kordeck had served as Principal Financial Officer of the Registrant. Effective November 12, 2024, Sharon Ferrari was appointed Treasurer and Chief Financial Officer of the Sponsor. Ms. Ferrari will serve as Principal Financial Officer of the Registrant.

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

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (the “Custodian” or “ICBC”). providing for the custody of the Trust’s gold. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust's gold. At December 31, 2024, all of the Trust's gold was held at ICBC.

The Trust’s gold is recorded at fair value. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) Gold Price PM. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the LBMA Gold Price AM announced on that day. If neither price is available for that day, the Trustee will value the Trust’s gold based on the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of gold transferred.

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

abrdn Gold ETF Trust

Notes to the Financial Statements

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2024	December 31, 2023

Level 1
Investment in gold	$3,756,668	$2,826,667

There were no transfers between levels during the years ended December 31, 2024 and 2023.

2.3.     Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within one business day of the trade date. At December 31, 2024, the Trust had no gold receivable or payable for the creation or redemption of Shares. At December 31, 2023, the Trust had no gold receivable or payable for the creation or redemption of Shares.

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

abrdn Gold ETF Trust

Notes to the Financial Statements

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2024 or December 31, 2023.

2.6.     Investment in Gold

Changes in ounces of gold and their respective values for the years ended December 31, 2024 and 2023 are set out below:

	Year Ended December 31, 2024	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,360,020.7	1,338,383.1
Creations	168,136.1	159,902.9
Redemptions	(86,966.1)	(135,932.8)
Transfers of gold to pay expenses	(2,322.9)	(2,332.5)
Closing balance	1,438,867.8	1,360,020.7

Investment in gold
Opening balance	$2,826,667	$2,427,492
Creations	416,212	313,015
Redemptions	(196,989)	(259,646)
Realized gain on gold distributed for the redemption of Shares	53,307	41,270
Transfers of gold to pay expenses	(5,457)	(4,481)
Realized gain on gold transferred to pay expenses	1,604	723
Change in unrealized gain on investment in gold	661,324	308,294
Closing balance	$3,756,668	$2,826,667

2.7.     Expenses / Realized Gains / Losses

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of gold to the Sponsor.

abrdn Gold ETF Trust

Notes to the Financial Statements

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

For the years ended December 31, 2024, 2023 and 2022, the Sponsor’s Fee was the Sponsor, was $5,595,961, $4,543,699 and $4,232,956, respectively.

At December 31, 2024 and at December 31, 2023, the fees payable to the Sponsor were $548,448 and $408,442, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2024 and 2023.

Unless otherwise directed by the Sponsor, when selling gold the Trustee will endeavor to sell at the price established by the LBMA Gold Price PM for each metal held by the Trust. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next LBMA Gold Price PM or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

Realized gains and losses result from the transfer of gold for Share redemptions and / or to pay expenses and are recognized on a trade date basis as the difference between the fair value and average cost of gold transferred.

2.8     Segment Reporting

In this reporting period, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted disclosures only and did not affect the Trust's financial position nor the results of its operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity's chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Chief Financial Officer of the Sponsor acts as the Fund's CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust's asset allocation is managed in accordance with its Prospectus. The Trust operates as a single operating and reporting segment pursuant to its investment objective and principal investment strategy. The Trust's prospectus describes the Trust's fees, investment objective, principal investment strategy and principal risks, among other items. The Fund's portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust's financial statements. The accompanying financial statements detail the Fund's segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the Fund's Statement of Assets and Liabilities as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

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

abrdn ETFs Sponsor LLC

Date: February 28, 2025	/s/ Steven Dunn*
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2025	/s/ Sharon Ferrari*
Sharon Ferrari**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.

Exhibit Index

Exhibit No.	Description
4.2	Form of Authorized Participant Agreement
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).