Form 10-Q
period 2025-03-31
abrdn Gold ETF Trust
filed 2025-05-08
CIK 1450923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

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

As of May 6, 2025 abrdn Gold ETF Trust had 164,400,000 abrdn Physical Gold Shares ETF outstanding.

abrdn Gold ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

abrdn Gold ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2025 (Unaudited) and December 31, 2024

	March 31, 2025	December 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: March 31, 2025: $2,816,919; December 31, 2024: $2,476,303)	$4,807,344	$3,756,668
Total assets	4,807,344	3,756,668

LIABILITIES
Fees payable to Sponsor	677	548
Total liabilities	677	548

NET ASSETS(1)	$4,806,667	$3,756,120

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at March 31, 2025 were 161,700,000 and at December 31, 2024 were 150,700,000. Net asset values per Share at March 31, 2025 and December 31, 2024 were $29.73 and $24.92, respectively.

See Notes to the Financial Statements

abrdn Gold ETF Trust

Schedules of Investments

At March 31, 2025 (Unaudited) and December 31, 2024

	March 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,543,239.0	$2,816,919	$4,807,344	100.01%
Total investment in gold	1,543,239.0	$2,816,919	$4,807,344	100.01%
Less liabilities			(677)	(0.01)%
Net Assets			$4,806,667	100.00%

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,438,867.8	$2,476,303	$3,756,668	100.01%
Total investment in gold	1,438,867.8	$2,476,303	$3,756,668	100.01%
Less liabilities			(548)	(0.01)%
Net Assets			$3,756,120	100.00%

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,781	$1,179
Total expenses	1,781	1,179

Net investment loss	(1,781)	(1,179)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	606	241
Realized gain on gold distributed for the redemption of Shares	28,901	19,829
Change in unrealized gain on investment in gold	710,060	157,687
Change in unrealized gain on unsettled creations or redemptions	—	104
Total gain on investment in gold	739,567	177,861

Change in net assets from operations	$737,786	$176,682

Net increase / (decrease) in net assets per Share	$4.82	$1.27

Weighted average number of Shares	153,024,444	139,314,286

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31, 2025
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2025	150,700,000	$3,756,120
Net investment loss		(1,781)
Realized gain on investment in gold		29,507
Change in unrealized gain on investment in gold		710,060
Creations	13,800,000	388,105
Redemptions	(2,800,000)	(75,344)
Closing balance at March 31, 2025	161,700,000	$4,806,667

	Three Months Ended March 31, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2024	142,200,000	$2,826,258
Net investment loss		(1,179)
Realized gain on investment in gold		20,070
Change in unrealized gain on investment in gold		157,687
Change in unrealized gain on unsettled creations or redemptions		104
Creations	1,700,000	34,542
Redemptions	(5,000,000)	(97,478)
Closing balance at March 31, 2024	138,900,000	$2,940,004

See Notes to the Financial Statements

abrdn Gold ETF Trust

Financial Highlights (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$24.92	$19.88
Income from investment operations:
Net investment loss	(0.01)	(0.01)
Total realized and unrealized gains or losses on investment in gold	4.82	1.30
Change in net assets from operations	4.81	1.29

Net asset value per Share at end of period	$29.73	$21.17

Weighted average number of Shares	153,024,444	139,314,286

Expense ratio(1)	0.17%	0.17%

Net investment loss ratio(1)	(0.17)%	(0.17)%

Total return, net asset value(2)	19.30%	6.49%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2025, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the operating results for the full year.

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

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (the “Custodian” or “ICBC”), providing for the custody of the Trust’s gold. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s gold. At March 31, 2025, all of the Trust’s gold was held at ICBC.

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

The Trust recognizes changes in fair value of the investment in gold as changes in unrealized gains or losses on investment in gold through the Statements of Operations.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2025	December 31, 2024

Level 1
Investment in gold	$4,807,344	$3,756,668

There were no transfers between levels during the three months ended March 31, 2025, or the year ended December 31, 2024.

2.3.    Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within two business days of the trade date. At March 31, 2025, the Trust had no gold receivable or payable for the redemption of Shares. At December 31, 2024, the Trust had no gold receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2025 or December 31, 2024.

2.6.    Investment in Gold

Changes in ounces of gold and their respective values for the three months ended March 31, 2025 and 2024 are set out below:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,438,867.8	1,360,020.7
Creations	131,701.2	11,472.2
Redemptions	(26,724.9)	(47,806.9)
Transfers of gold to pay expenses	(605.1)	(569.5)
Closing balance	1,543,239.0	1,323,116.5

Investment in gold
Opening balance	$3,756,668	$2,826,667
Creations	388,105	23,959
Redemptions	(75,344)	(97,478)
Realized gain on gold distributed for the redemption of Shares	28,901	19,829
Transfers of gold to pay expenses	(1,652)	(1,166)
Realized gain on gold transferred to pay expenses	606	241
Change in unrealized gain on investment in gold	710,060	157,687
Change in unrealized gain on unsettled creations or redemptions	—	104
Closing balance	$4,807,344	$2,929,843

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

For the three months ended March 31, 2025 and 2024, the Sponsor’s Fee was $1,780,514 and $1,179,295, respectively.

At March 31, 2025 and at December 31, 2024, the fees payable to the Sponsor were $676,946 and $548,448, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2025 and 2024.

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

Effective December 31, 2024, The Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted disclosures only and did not affect the Trust’s financial position nor the results of its operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity’s chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Chief Financial Officer of the Sponsor acts as the Fund’s CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust’s asset allocation is managed in accordance with its Prospectus. The Trust operates as a single operating and reporting segment pursuant to its investment objective and principal investment strategy. The Trust’s prospectus describes the Trust’s fees, investment objective, principal investment strategy and principal risks, among other items. The Fund’s portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust’s financial statements. The accompanying financial statements detail the Fund’s segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the Fund’s Statement of Assets and Liabilities as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

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

At the Evaluation Time, the Trustee values the Trust’s gold on the basis of that day’s LBMA Gold Price PM the USD price of a troy ounce of gold as determined by ICE Benchmark Administration, the third party administrator of the London gold price selected by the LBMA, or any successor administrator of the London gold price, at or about 3:00 p.m. London time, on each London business day and disseminated electronically by IBA to selected major market data vendors, such as Refinitiv and Bloomberg). If no LBMA Gold Price PM is made on such day or has not been announced by the Evaluation Time, such day’s LBMA Gold Price AM (the price of a troy ounce of gold as determined by ICE Benchmark Administration, the third party administrator of the London gold price selected by the LBMA, or any successor administrator of the London gold price, at or about 10:30 a.m. London time on each London business day and disseminated electronically by IBA to selected major market data vendors, such as Refinitiv and Bloomberg). will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA Gold Price PM, the LBMA Gold Price AM or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s gold is not an appropriate basis for evaluation of the Trust’s gold, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA Gold Price PM, the LBMA Gold Price AM or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s gold or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

The Quarter Ended March 31, 2025

The Trust’s NAV increased from $3,756,119,448 at December 31, 2024 to $4,806,666,963 at March 31, 2025, an 27.97% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, which rose 19.31% from $2,610.85 at December 31, 2024 to $3,115.10 at March 31, 2025, and an increase in outstanding Shares, which rose from 150,700,000 at December 31, 2024 to 161,700,000 at March 31, 2025 as a result of 13,800,000 Shares (138 Baskets) being created and 2,800,000 Shares (28 Baskets) being redeemed during the quarter.

The NAV per Share increased 19.30% from $24.92 at December 31, 2024 to $29.73 at March 31, 2025. The Trust’s NAV per Share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,780,514 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $29.73 at March 31, 2025 was the highest during the quarter, compared with a low of $25.14 at January 6, 2025.

The increase in net assets from operations for the quarter ended March 31, 2025 was $737,787,001 resulting from a realized gain of $605,773 on the transfer of gold to pay expenses, a realized gain of $28,901,370 on gold distributed for the redemption of Shares, and a change in unrealized gain on investment in gold of $710,060,373 offset by the Sponsor’s Fee of $1,780,514. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2025.

The Quarter Ended March 31, 2024

The Trust’s NAV increased from $2,826,258,485 at December 31, 2023 to $2,940,004,116 at March 31, 2024, a 4.02% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, which rose 6.54% from $2,078.40 at December 31, 2023 to $2,214.35 at March 31, 2024, and a decrease in outstanding Shares, which fell from 142,200,000 at December 31, 2023 to 138,900,000 at March 31, 2024 as a result of 1,700,000 Shares (17 Baskets) being created and 5,000,000 Shares (50 Baskets) being redeemed during the quarter.

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

The increase in net assets from operations for the quarter ended March 31, 2024 was $176,681,976, resulting from a realized gain of $240,830 on the transfer of gold to pay expenses, a realized gain of $19,829,483 on gold distributed for the redemption of Shares, a change in unrealized gain on investment in gold of $157,687,484, and a change in unrealized gain on unsettled creations and redemptions of $103,475, offset by the Sponsor’s Fee of $1,179,295. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2024.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2025, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2025, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s quarter ended March 31, 2025. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2025:

138 Baskets were created.

28 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
January 2025	8	800,000	0.0095
February 2025	17	1,700,000	0.0095
March 2025	3	300,000	0.0095
	28	2,800,000	0.0095

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended March 31, 2025.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

abrdn Gold ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: May 8, 2025	/s/ Steven Dunn *
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	/s/ Sharon Ferrari *
Sharon Ferrari **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.