Form 10-Q
period 2025-06-30
abrdn Gold ETF Trust
filed 2025-08-07
CIK 1450923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ______________to______________

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

As of August 5, 2025, abrdn Gold ETF Trust had 163,900,000 abrdn Physical Gold Shares ETF outstanding.

abrdn Gold ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

abrdn Gold ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2025 (Unaudited) and December 31, 2024

	June 30, 2025	December 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: June 30, 2025: $2,996,906; December 31, 2024: $2,476,303)	$5,168,377	$3,756,668
Total assets	5,168,377	3,756,668

LIABILITIES
Fees payable to Sponsor	714	548
Total liabilities	714	548

NET ASSETS(1)	$5,167,663	$3,756,120

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at June 30, 2025 were 164,800,000 and at December 31, 2024 were 150,700,000. Net asset values per Share at June 30, 2025 and December 31, 2024 were $31.36 and $24.92, respectively.

See Notes to the Financial Statements

abrdn Gold ETF Trust

Schedules of Investments

At June 30, 2025 (Unaudited) and December 31, 2024

	June 30, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,572,153.7	$2,996,906	$5,168,377	100.01%
Total investment in gold	1,572,153.7	$2,996,906	$5,168,377	100.01%
Less liabilities			(714)	(0.01)%
Net Assets			$5,167,663	100.00%

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,438,867.8	$2,476,303	$3,756,668	100.01%
Total investment in gold	1,438,867.8	$2,476,303	$3,756,668	100.01%
Less liabilities			(548)	(0.01)%
Net Assets			$3,756,120	100.00%

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$2,115	$1,321	$3,895	$2,500
Total expenses	2,115	1,321	3,895	2,500

Net investment loss	(2,115)	(1,321)	(3,895)	(2,500)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	858	369	1,464	610
Realized gain on gold distributed for the redemption of Shares	75,537	5,885	104,438	25,714
Change in unrealized gain on investment in gold	181,045	149,427	891,106	307,114
Change in unrealized (loss) on unsettled creations or redemptions	—	(104)	—	—
Total gain on investment in gold	257,440	155,577	997,008	333,438

Change in net assets from operations	$255,325	$154,256	$993,113	$330,938

Net increase / (decrease) in net assets per Share	$1.57	$1.10	$6.29	$2.36

Weighted average number of Shares	162,505,495	140,829,670	157,791,160	140,071,978

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	161,700,000	$4,806,667	138,900,000	$2,940,004
Net investment loss		(2,115)		(1,321)
Realized gain on investment in gold		76,395		6,254
Change in unrealized gain on investment in gold		181,045		149,427
Change in unrealized (loss) on unsettled creations or redemptions		—		(104)
Creations	9,100,000	287,260	3,100,000	68,163
Redemptions	(6,000,000)	(181,589)	(900,000)	(19,987)
Closing balance	164,800,000	$5,167,663	141,100,000	$3,142,436

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	150,700,000	$3,756,120	142,200,000	$2,826,258
Net investment loss		(3,895)		(2,500)
Realized gain on investment in gold		105,902		26,324
Change in unrealized gain on investment in gold		891,106		307,114
Creations	22,900,000	675,364	4,800,000	102,705
Redemptions	(8,800,000)	(256,934)	(5,900,000)	(117,465)
Closing balance	164,800,000	$5,167,663	141,100,000	$3,142,436

See Notes to the Financial Statements

abrdn Gold ETF Trust

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$29.73	$21.17	$24.92	$19.88
Income from investment operations:
Net investment loss	(0.01)	(0.01)	(0.02)	(0.02)
Total realized and unrealized gains or losses on investment in gold	1.64	1.11	6.46	2.41
Change in net assets from operations	1.63	1.10	6.44	2.39

Net asset value per Share at end of period	$31.36	$22.27	$31.36	$22.27

Weighted average number of Shares	162,505,495	140,829,670	157,791,160	140,071,978

Expense ratio(1)	0.17%	0.17%	0.17%	0.17%

Net investment loss ratio(1)	(0.17)%	(0.17)%	(0.17)%	(0.17)%

Total return, net asset value(2)	5.48%	5.20%	25.84%	12.02%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2025, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year.

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

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (the “Custodian” or “ICBC”), providing for the custody of the Trust’s gold. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s gold. At June 30, 2025, all of the Trust’s gold was held at ICBC.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2025	December 31, 2024

Level 1
Investment in gold	$5,168,377	$3,756,668

There were no transfers between levels during the six months ended June 30, 2025 or the year ended December 31, 2024.

2.3.    Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within two business days of the trade date. At June 30, 2025, the Trust had no gold receivable or payable for the creation or redemption of Shares. At December 31, 2024, the Trust had no gold receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2025 or December 31, 2024.

2.6.    Investment in Gold

Changes in ounces of gold and their respective values for the three and six months ended June 30, 2025 and 2024 are set out below:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,543,239.0	1,323,116.5
Creations	86,818.8	34,408.7
Redemptions	(57,246.5)	(8,601.3)
Transfers of gold to pay expenses	(657.6)	(571.6)
Closing balance	1,572,153.7	1,348,352.3

Investment in gold
Opening balance	$4,807,344	$2,929,843
Creations	287,260	78,746
Redemptions	(181,589)	(19,987)
Settlement of gold receivable	—	(104)
Realized gain on gold distributed for the redemption of Shares	75,537	5,885
Transfers of gold to pay expenses	(2,078)	(1,305)
Realized gain on gold transferred to pay expenses	858	369
Change in unrealized gain on investment in gold	181,045	149,427
Closing balance	$5,168,377	$3,142,874

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,438,867.8	1,360,020.7
Creations	218,519.9	45,880.9
Redemptions	(83,971.3)	(56,408.2)
Transfers of gold to pay expenses	(1,262.7)	(1,141.1)
Closing balance	1,572,153.7	1,348,352.3

Investment in gold
Opening balance	$3,756,668	$2,826,667
Creations	675,364	102,705
Redemptions	(256,934)	(117,465)
Realized gain on gold distributed for the redemption of Shares	104,438	25,714
Transfers of gold to pay expenses	(3,729)	(2,471)
Realized gain on gold transferred to pay expenses	1,464	610
Change in unrealized gain on investment in gold	891,106	307,114
Closing balance	$5,168,377	$3,142,874

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

For the three months ended June 30, 2025 and 2024, the Sponsor’s Fee was $2,114,816 and $1,321,114, respectively. For the six months ended June 30, 2025 and 2024, the Sponsor’s Fee was $3,895,330 and $2,500,409, respectively.

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

At June 30, 2025 and at December 31, 2024, the fees payable to the Sponsor were $713,904 and $548,448, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2025 and 2024.

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

Realized gains and losses result from the transfer of gold for Share redemptions and/or to pay expenses and are recognized on a trade date basis as the difference between the fair value and average cost of gold transferred.

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

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

4.    Concentration of Risk

The Trust’s sole business activity is the investment in gold, and substantially all the Trust’s assets are holdings of gold, which creates a concentration of risk associated with fluctuations in the price of gold. Several factors could affect the price of gold, including: (i) global gold supply and demand, which is influenced by factors such as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major global gold-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations, including tariffs, sanctions, and other restrictions on trade. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

The Quarter Ended June 30, 2025

The Trust’s NAV increased from $4,806,666,963 at March 31, 2025 to $5,167,662,679 at June 30, 2025, a 7.51% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, which rose 5.53% from $3,115.10 at March 31, 2025 to $3,287.45 at June 30, 2025, and an increase in outstanding Shares, which rose from 161,700,000 at March 31, 2025 to 164,800,000 at June 30, 2025 as a result of 9,100,000 Shares (91 Baskets) being created and 6,000,000 Shares (60 Baskets) being redeemed during the quarter.

The NAV per Share increased 5.48% from $29.73 at March 31, 2025 to $31.36 at June 30, 2025. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $2,114,816 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $32.77 at June 13, 2025 was the highest during the quarter, compared with a low of $28.77 at April 8, 2025.

The increase in net assets from operations for the quarter ended June 30, 2025 was $255,325,845 resulting from a realized gain of $858,658 on the transfer of gold to pay expenses, a realized gain of $75,536,582 on gold distributed for the redemption of Shares, and a change in unrealized gain on investment in gold of $181,045,421, offset by the Sponsor’s Fee of $2,114,816. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2025.

The Six Months Ended June 30, 2025

The Trust’s NAV increased from $3,756,119,448 at December 31, 2024 to $5,167,662,679 at June 30, 2025, a 37.58% increase for the period. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, which rose 25.91% from $2,610.85 at December 31, 2024 to $3,287.45 at June 30, 2025, and an increase in outstanding Shares, which rose from 150,700,000 at December 31, 2024 to 164,800,000 at June 30, 2025 as a result of 22,900,000 Shares (229 Baskets) being created and 8,800,000 Shares (88 Baskets) being redeemed during the period.

The NAV per Share increased 25.84% from $24.92 at December 31, 2024 to $31.36 at June 30, 2025. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $3,895,330 for the period, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $32.77 at June 13, 2025 was the highest during the period, compared with a low of $24.92 at January 1, 2025.

The increase in net assets from operations for the period ended June 30, 2025 was $993,112,846, resulting from a realized gain of $1,464,431 on the transfer of gold to pay expenses, a realized gain of $104,437,952 on gold distributed for the redemption of Shares and a change in unrealized gain on investment in gold of $891,105,793, offset by the Sponsor’s Fee of $3,895,330. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2025.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2025, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2025, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s quarter ended June 30, 2025. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2025:

91 Baskets were created.

60 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
April 2025	—	—	—
May 2025	23	2,300,000	0.0095
June 2025	37	3,700,000	0.0095
	60	6,000,000	0.0095

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended June 30, 2025.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

abrdn Gold ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 7, 2025	/s/ Steven Dunn*
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	/s/ Sharon Ferrari*
Sharon Ferrari**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s office and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.