Form 10-Q
period 2025-09-30
abrdn Gold ETF Trust
filed 2025-11-07
CIK 1450923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ___________________________to__________________________

Commission File Number: 001-34441

abrdn Gold ETF Trust

(Exact name of registrant as specified in its charter)

New York	26-4587209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o abrdn ETFs Sponsor LLC 1900 Market Street, Suite 200 Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

(844) 383-7289

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
abrdn Physical Gold Shares ETF	SGOL	NYSE Arca, Inc.

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

As of November 6, 2025, abrdn Gold ETF Trust had 176,300,000 abrdn Physical Gold Shares ETF outstanding.

abrdn Gold ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

abrdn Gold ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2025 (Unaudited) and December 31, 2024

	September 30, 2025	December 31, 2024
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: September 30, 2025: $3,261,352; December 31, 2024: $2,476,303)	$6,266,717	$3,756,668
Total assets	6,266,717	3,756,668

LIABILITIES
Fees payable to Sponsor	864	548
Gold payable	25,530	—
Total liabilities	26,394	548

NET ASSETS(1)	$6,240,323	$3,756,120

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at September 30, 2025 were 171,100,000 and at December 31, 2024 were 150,700,000. Net asset values per Share at September 30, 2025 and December 31, 2024 were $36.47 and $24.92, respectively.

See Notes to the Financial Statements

abrdn Gold ETF Trust

Schedules of Investments

At September 30, 2025 (Unaudited) and December 31, 2024

	September 30, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	1,638,228.9	$3,261,352	$6,266,717	100.42%
Total investment in gold	1,638,228.9	$3,261,352	$6,266,717	100.42%
Less liabilities			(26,394)	(0.42)%
Net Assets			$6,240,323	100.00%

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	1,438,867.8	$2,476,303	$3,756,668	100.01%
Total investment in gold	1,438,867.8	$2,476,303	$3,756,668	100.01%
Less liabilities			(548)	(0.01)%
Net Assets			$3,756,120	100.00%

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$2,401	$1,475	$6,296	$3,975
Total expenses	2,401	1,475	6,296	3,975

Net investment loss	(2,401)	(1,475)	(6,296)	(3,975)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	961	432	2,425	1,042
Realized gain on gold distributed for the redemption of Shares	39,403	5,234	143,841	30,948
Change in unrealized gain on investment in gold	821,650	406,988	1,712,756	714,102
Change in unrealized gain on unsettled creations or redemptions	12,244	—	12,244	—
Total gain on investment in gold	874,258	412,654	1,871,266	746,092

Change in net assets from operations	$871,857	$411,179	$1,864,970	$742,117

Net increase / (decrease) in net assets per Share	$5.24	$2.84	$11.61	$5.24

Weighted average number of Shares	166,417,391	144,607,609	160,698,168	141,594,891

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	164,800,000	$5,167,663	141,100,000	$3,142,436
Net investment loss		(2,401)		(1,475)
Realized gain on investment in gold		40,364		5,666
Change in unrealized gain on investment in gold		821,650		406,988
Creations	8,900,000	300,434	8,400,000	200,235
Redemptions	(2,600,000)	(87,387)	(700,000)	(16,351)
Closing balance	171,100,000	$6,240,323	148,800,000	$3,737,499

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	150,700,000	$3,756,120	142,200,000	$2,826,258
Net investment loss		(6,296)		(3,975)
Realized gain on investment in gold		146,266		31,990
Change in unrealized gain on investment in gold		1,712,756		714,102
Creations	31,800,000	975,798	13,200,000	302,940
Redemptions	(11,400,000)	(344,321)	(6,600,000)	(133,816)
Closing balance	171,100,000	$6,240,323	148,800,000	$3,737,499

See Notes to the Financial Statements

abrdn Gold ETF Trust

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$31.36	$22.27	$24.92	$19.88
Income from investment operations:
Net investment loss	(0.01)	(0.01)	(0.04)	(0.03)
Total realized and unrealized gains or losses on investment in gold	5.12	2.86	11.59	5.27
Change in net assets from operations	5.11	2.85	11.55	5.24

Net asset value per Share at end of period	$36.47	$25.12	$36.47	$25.12

Weighted average number of Shares	166,417,391	144,607,609	160,698,168	141,594,891

Expense ratio(1)	0.17%	0.17%	0.17%	0.17%

Net investment loss ratio(1)	(0.17)%	(0.17)%	(0.17)%	(0.17)%

Total return, net asset value(2)	16.29%	12.80%	46.35%	26.36%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust's management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2025, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year.

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

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (the “Custodian” or “ICBC”), providing for the custody of the Trust’s gold. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s gold. At September 30, 2025, all of the Trust’s gold was held at ICBC.

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

The Trust's gold is recorded at fair value. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association ("LBMA") Gold Price PM. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the LBMA Gold Price AM announced on that day. If neither price is available for that day, the Trustee will value the Trust’s gold based on the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of gold transferred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2025	December 31, 2024

Level 1
Investment in gold	$6,266,717	$3,756,668

There were no transfers between levels during the nine months ended September 30, 2025 or the year ended December 31, 2024.

2.3.    Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within two business days of the trade date. At September 30, 2025, the Trust had no gold receivable for the creation of Shares and $25,530,251 of gold payable for the redemption of Shares. At December 31, 2024, the Trust had no gold receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2025 or December 31, 2024.

2.6.    Investment in Gold

Changes in ounces of gold and their respective values for the three and nine months ended September 30, 2025 and 2024 are set out below:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,572,153.7	1,348,352.3
Creations	84,868.0	78,330.1
Redemptions	(18,121.1)	(6,686.7)
Transfers of gold to pay expenses	(671.7)	(581.1)
Closing balance	1,638,228.9	1,419,414.6

Investment in gold
Opening balance	$5,168,377	$3,142,874
Creations	300,434	195,211
Redemptions	(61,857)	(16,351)
Realized gain on gold distributed for the redemption of Shares	39,403	5,234
Transfers of gold to pay expenses	(2,251)	(1,399)

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Realized gain on gold transferred to pay expenses	961	432
Change in unrealized gain on investment in gold	821,650	406,988
Closing balance	$6,266,717	$3,732,989

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,438,867.8	1,360,020.7
Creations	303,387.9	124,211.0
Redemptions	(102,092.4)	(63,094.9)
Transfers of gold to pay expenses	(1,934.4)	(1,722.2)
Closing balance	1,638,228.9	1,419,414.6

Investment in gold
Opening balance	$3,756,668	$2,826,667
Creations	975,799	297,916
Redemptions	(318,791)	(133,816)
Realized gain on gold distributed for the redemption of Shares	143,841	30,948
Transfers of gold to pay expenses	(5,981)	(3,870)
Realized gain on gold transferred to pay expenses	2,425	1,042
Change in unrealized gain on investment in gold	1,712,756	714,102
Closing balance	$6,266,717	$3,732,989

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

For the three months ended September 30, 2025 and 2024, the Sponsor's Fee was $2,400,923 and $1,475,220, respectively. For the nine months ended September 30, 2025 and 2024, the Sponsor's Fee was $6,296,252 and $3,975,629, respectively.

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

At September 30, 2025 and at December 31, 2024, the fees payable to the Sponsor were $863,677 and $548,448, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust's gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust's holdings of assets other than gold. Other than the Sponsor's Fee, the Trust had no expenses during the three and nine months ended September 30, 2025 and 2024.

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

Shares of the Trust trade on the NYSE Arca, Inc. (“NYSE Arca”) under the symbol “SGOL”.

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

The Quarter Ended September 30, 2025

The Trust’s NAV increased from $5,167,662,679 at June 30, 2025 to $6,240,322,765 at September 30, 2025, a 20.76% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, which rose 16.36% from $3,287.45 at June 30, 2025 to $3,825.30 at September 30, 2025, and an increase in outstanding Shares, which rose from 164,800,000 at June 30, 2025 to 171,100,000 at September 30, 2025 as a result of 8,900,000 Shares (89 Baskets) being created and 2,600,000 Shares (26 Baskets) being redeemed during the quarter.

The NAV per Share increased 16.29% from $31.36 at June 30, 2025 to $36.47 at September 30, 2025. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $2,400,923 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $36.49 at September 29, 2025 was the highest during the quarter, compared with a low of $31.46 at July 31, 2025.

The increase in net assets from operations for the quarter ended September 30, 2025 was $871,857,410 resulting from a realized gain of $960,892 on the transfer of gold to pay expenses, a realized gain of $39,403,439 on gold distributed for the redemption of Shares, a change in unrealized gain on investment in gold of $821,650,317, and a change in unrealized gain on unsettled creations in gold of $12,243,685, offset by the Sponsor’s Fee of $2,400,923. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2025.

The Nine Months Ended September 30, 2025

The Trust’s NAV increased from $3,756,119,448 at December 31, 2024 to $6,240,322,765 at September 30, 2025, a 66.14% increase for the period. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, which rose 46.52% from $2,610.85 at December 31, 2024 to $3,825.30 at September 30, 2025, and an increase in outstanding Shares, which rose from 150,700,000 at December 31, 2024 to 171,100,000 at September 30, 2025 as a result of 31,800,000 Shares (318 Baskets) being created and 11,400,000 Shares (114 Baskets) being redeemed during the period.

The NAV per Share increased 46.35% from $24.92 at December 31, 2024 to $36.47 at September 30, 2025. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $6,296,252 for the period, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $36.49 at September 29, 2025 was the highest during the period, compared with a low of $24.92 at January 1, 2025.

The increase in net assets from operations for the period ended September 30, 2025 was $1,864,970,257, resulting from a realized gain of $2,425,323 on the transfer of gold to pay expenses, a realized gain of $143,841,391 on gold distributed for the redemption of Shares a change in unrealized gain on investment in gold of $1,712,756,111, and a change in unrealized gain on unsettled creations in gold of $12,243,685, offset by the Sponsor’s Fee of $6,296,252. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2025.

Liquidity & Capital Resources

The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s Fee. The Trust's only source of liquidity is its transfer and sales of gold.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2025, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2025, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s quarter ended September 30, 2025. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2025:

89 Baskets were created.

26 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
July 2025	19	1,900,000	0.0095
August 2025	—	—	—
September 2025	7	700,000	0.0095
	26	2,600,000	0.0095

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended September 30, 2025.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

abrdn Gold ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: November 7, 2025	/s/ Steven Dunn *
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	/s/ Sharon Ferrari *
Sharon Ferrari **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor's offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.