Form 10-K
period 2025-12-31
abrdn Gold ETF Trust
filed 2026-03-02
CIK 1450923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________________to __________________

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

Aggregate market value of the registrant’s shares outstanding held by non-affiliates of the registrant based upon the closing price of a share on June 30, 2025 as reported by the NYSE Arca, Inc. on that date: $5,197,792,000.

As of February 26, 2026, abrdn Gold ETF Trust had 182,400,000 abrdn Physical Gold Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the abrdn Gold ETF Trust (the “Trust”) is to own gold transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of gold bullion. The Trust was formed on September 1, 2009 when an initial deposit of gold was made in exchange for the issuance of two Baskets (at the time of the initial deposit, a "Basket" consisted of 50,000 Shares; effective November 4, 2019, the number of shares comprising a Basket was increased to 100,000 Shares).

The Trust’s Shares at redeemable value increased from $3,756,119,448 at December 31, 2024 to $7,332,589,978 at December 31, 2025, theTrust’s fiscal year end. Outstanding Shares in the Trust increased from 150,700,000 Shares at December 31, 2024 to 178,600,000 Shares at December 31, 2025.

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

The Official Sector

The official sector encompasses the activities of the various central banking operations of gold-holding countries. According to statistics provided by the World Gold Council, as of Q4 2025, central banks are estimated to hold approximately 36,492 tonnes ("tonne" refers to one metric tonne, which is equivalent to1,000 kilograms or 32,151 troy ounces) of gold reserves.

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

World Gold Supply and Demand 2015-2024 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the period from 2015 to 2024 and is based on information reported by the World Gold Council. Information for the calendar year ended 2025 is not available as of the date of this report

(tonnes)	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Supply
Mine production	3,362	3,516	3,581	3,658	3,606	3,483	3,579	3,645	3,641	3,645
Net producer hedging	13	38	(26)	(12)	6	(37)	(5)	(7)	69	(54)
Recycled gold	1,067	1,232	1,112	1,132	1,276	1,293	1,136	1,136	1,234	1,366
Total supply	4,442	4,786	4,667	4,778	4,888	4,739	4,710	4,775	4,944	4,957

Demand
Jewellery fabrication	2,479	2,023	2,267	2,298	2,162	1,332	2,252	2,208	2,208	2,027
Jewellery consumption	2,459	2,108	2,250	2,263	2,142	1,405	2,177	2,095	2,109	1,888
Jewellery inventory	20	(85)	17	34	20	(73)	75	114	99	139
Technology	338	329	339	342	333	309	337	315	305	326
Electronics	268	262	272	275	269	255	279	258	249	271
Other Industrial	51	50	51	52	50	42	47	47	47	47
Dentistry	19	18	16	15	14	12	11	10	9	9
Investment	964	1,622	1,322	1,167	1,282	1,805	1,007	1,125	951	1,181
Total bar and coin	1,087	1,079	1,051	1,097	878	913	1,196	1,235	1,195	1,187
Bars	787	803	787	782	590	553	826	814	787	863
Official Coins	224	208	188	242	221	290	284	321	293	199
Medals/Imitation Coins	76	68	76	73	67	70	86	100	115	126
ETFs & similar products	(124)	543	271	70	404	893	(189)	(110)	(244)	(6)
Central banks & other inst.	580	395	379	656	605	255	450	1,080	1,051	1,089
Gold demand	4,360	4,370	4,307	4,463	4,382	3,701	4,047	4,729	4,515	4,623
OTC and other*	82	416	360	316	506	1,038	663	46	429	334
Total demand	4,442	4,786	4,667	4,778	4,888	4,739	4,710	4,775	4,944	4,957
LBMA Gold Price (US$/oz)	1,160	1,251	1,257	1,268	1,393	1,770	1,799	1,800	1,941	2,386

Source: Metals Focus, Refinitiv GFMS, ICE Benchmark Administration, World Gold Council

* This number captures demand in the OTC market (for which data is not readily available), changes to inventories on commodity exchanges, any unobserved changes in fabrication inventories and any statistical residual. It is the difference between total supply and gold demand.

The following are some of the main characteristics of the gold market illustrated by the table:

One factor which separates gold from other precious metals is that there are large above-ground stocks which can be quickly mobilized. As a result of gold’s liquidity, gold often acts more like a currency than a commodity.

Over the past ten years, (new) mine production of gold has experienced a modest rise of an average of 1.41% per annum. Of the three sources of supply, mine production accounted for 73.5% in 2024. Recycled gold volumes have ranged from 1,067 tonnes to 1,366 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand, accounting for 43.8% of total demand in 2024. Industrial demand has fluctuated between 6.7% and 8.3% of total demand over the past 10 years. Exchange traded product inventory build was positive each year from 2016 to 2020, averaging 8% of total demand and peaking at 24.1% in 2020, but experienced net outflows on average of -3.1% from 2021 to 2024. Coin and bar demand fell to a 10-year low in 2019 but has since averaged 26.5% of total demand from 2020 to 2024. Demand from Central Banks and other institutions fluctuated between 8.8% and 14.7% from 2015 to 2019, before reaching a low of 6.9% in 2020. However, that figure has increased in each of the last three years, reaching a high of 23.6% in 2024.

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

The following chart illustrates the movements in the price of an ounce of gold in U.S. Dollars from December 31, 2015 to December 31, 2025:

Source: Bloomberg, Aberdeen. Chart data from 12/31/2015 to 12/31/2025. Spot Gold Price = GOLDLNPM Index.

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

The threat of tariffs and sanctions were very much in focus at the start of 2025, with the market narrative that blanket U.S. tariffs could potentially cause a recession that would require aggressive interest rate cuts, driving interest in exchange-traded funds (ETFs), while the spot climbed to $3,115.1 per ounce to end the first quarter. Despite the increase in the spot price, the magnitude of U.S. tariffs at the start of April continued to support demand from central banks moving to diversify their foreign exchange reserves away from U.S. dollars and treasuries, which can become illiquid in the event of tariffs or sanctions. Further, Chinese insurance companies were given the option to own gold, and several joined the Shanghai Gold Exchange as members. Those holdings would be longer-term based and early signs indicated an uptick in gold demand from that sector, which provided an additional tailwind to the spot price. However, in May, progress on trade deal frameworks with a number of countries, as well as a Federal Reserve which seemed hesitant to cut rates, sent the spot price of gold into a tighter range of trading where it would remain until the end of August. Following U.S. employment numbers that were revised dramatically lower, it became clear the Federal Reserve would need to cut in September driving investment demand for gold higher. The combination of investor demand and central bank demand created a powerful rally into the end of September. Following a 10% selloff in October, gold experienced a sustained rally into year-end that saw the spot price close out the year up 65% at $4,307.95 per ounce.

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

The LBMA Gold Price PM is the result of an “equilibrium auction” because it establishes a price for a troy ounce of gold that clears the maximum amount of bids and offers for gold entered by order-submitting gold participants each day. The opening bid and subsequent bid prices are generated by an algorithm based method, and each auction is actively supervised by IBA staff. There are currently 15 direct gold participants (Bank of China, Citibank N.A. London Branch, Coins ‘N Things, Inc., DRW Investments, LLC, Goldman Sachs, HSBC Bank USA NA, Limited, London Branch, StoneX Financial Ltd., Jane Street Global Trading, LLC, JPMorgan Chase Bank, N.A. London Branch, Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank and, Toronto Dominion Bank, and Virtu Financial Global Markets, LLC), and IBA uses ICE’s front-end system, WebICE, as the technology platform that allows direct participants as well as sponsored clients to manage their orders in the auction in real time via their own screens.

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

The Sponsor’s Fee for the year ended December 31, 2025 was $9,255,459 (December 31, 2024: $5,595,961; December 31, 2023: $4,543,699).

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

The Sponsor’s office is located at c/o abrdn ETFs Sponsor LLC, 1900 Market Street, Suite 200, Philadelphia, PA 19103. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022), a Delaware corporation. As a result of the sale, abrdn Inc. became the sole member of the Sponsor. abrdn Inc. is a wholly-owned indirect subsidiary of Aberdeen Group plc. ("Aberdeen"). Aberdeen has retained "abrdn" as an operational abbreviation across its subsidiary legal entities (including the Sponsor, fund names and descriptors). Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, abrdn Inc., is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a Trust office at 240 Greenwich Street, New York, NY 10286. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million. As of December 31, 2025, the Trustee was in compliance with these conditions.

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

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by the Custodian. An inspection was conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of August 4, 2025 and January 5, 2026. The results can be found on www.abrdn.com/usa/etf

There can be no guarantee that the Sponsor or the Trust’s auditors and inspectors will be able to perform physical inspections of the Trust’s gold as planned. Local policies, regulations, or ordinances, as well as polices or restrictions adopted by the Custodian, or any sub-custodian, may temporarily prevent, or otherwise impair the ability of, the Sponsor or the Trust’s auditors and inspectors, from performing a physical inspection of the Trust’s gold on a desired date. In those situations, the Sponsor or the Trust’s auditors and inspectors may seek to verify the gold held by the Trust by alternate means, including through virtual inspections of the Trust’s gold and/or a review of pertinent records.

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

The Trust may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and serviceproviders relevant to the performance of the Trust.

Public health emergencies, such as the COVID-19 pandemic, could have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store gold, restrictions on travel that delay or prevent the transportation of gold and an increase in demand for gold may disrupt supply chains for gold, which could cause secondary market spreads to widen and compromise the Trust’s ability to settle transactions on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver gold as a result of an infectious disease outbreak or public health emergency will negatively affect the Trust’s operations. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

Public health emergencies could increase the Trust’s costs and affect liquidity in the market for gold, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, the public health emergencies could impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for gold, which could adversely affect the price of the Shares.

Further, public health emergencies could interfere with or prevent the operation of the electronic auction hosted by IBA to determine the LBMA Gold Price, which the Trustee uses to value the gold held by the Trust and calculate the net asset value of the Trust. Public health emergencies could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on September 1, 2009 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol SGOL since its initial public offering on September 9, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2025 and 2024:

Fiscal Year Ended December 31, 2025: Quarter Ended

	High	Low
March 31, 2025	$29.84	$25.04
June 30, 2025	$32.87	$28.22
September 30, 2025	$36.83	$31.17
December 31, 2025	$43.36	$36.42

Fiscal Year Ended December 31, 2024: Quarter Ended

	High	Low
March 31, 2024	$21.27	$18.98
June 30, 2024	$23.29	$21.31
September 30, 2024	$25.56	$2216
December 31, 2024	$26.64	$24.42

The number of outstanding Shares of the Trust as of February 26, 2026 was 182,400,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2025	$32.94	$31.61
September 2025	$36.83	$33.18
October 2025	$41.77	$36.42
November 2025	$40.20	$37.45
December 2025	$43.36	$39.69
January 2026	$52.84	$41.07

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 100,000 Shares, referred to as a Basket. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2025 and 2024:

Month	Total number of Shares redeemed	Average ounces of gold per share
January 2025	800,000	0.0095
February 2025	1,700,000	0.0095
March 2025	300,000	0.0095
April 2025	2,300,000	0.0095
May 2025	3,700,000	0.0095
June 2025	—	—
July 2025	1,900,000	0.0095
August 2025	700,000	—
September 2025	—	—
October 2025	900,000	0.0095
November 2025	—	—
December 2025	—	—
Total	12,300,000	0.0095

Month	Total number of Shares redeemed	Average ounces of gold per share
January 2024	2,200,000	0.0096
February 2024	2,400,000	0.0096
March 2024	400,000	0.0096
April 2024	—	—
May 2024	900,000	0.0096
June 2024	—	—
July 2024	300,000	0.0096
August 2024	—	—
September 2024	400,000	0.0096
October 2024	700,000	0.0096
November 2024	1,000,000	0.0095
December 2024	800,000	0.0095
Total	9,100,000	0.0096

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

NAV per Share vs. Gold Price from the September 9, 2009 (the Date of Inception) to December 31, 2025(1)

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

	December 31, 2025	December 31, 2024	December 31, 2023
(Amounts in 000’s of US$)
Investment in gold - cost	$3,555,799	$2,476,303	$2,207,626
Unrealized gain on investment in gold	3,777,848	1,280,365	619,041
Investment in gold - fair value	$7,333,647	$3,756,668	$2,826,667

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

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by the Custodian. An inspection was conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of August 4, 2025 and January 5, 2026.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At December 31, 2025 and 2024, the Trust did not have any cash balances.

Results of Operations

Financial Highlights

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
(Amounts in 000’s of US$)
Total gain/(loss) on gold	$2,662,947	$716,235	$350,287
Net change assets from operations	$2,653,692	$710,639	$345,743
Net cash provided by operating activities	$—	$—	$—

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

The year ended December 31, 2025

The Trust’s NAV increased from $3,756,119,448 at December 31, 2024 to $7,332,589,978 at December 31, 2025, a 95.22% increase for the year. The change in the Trust’s NAV resulted from an increase in outstanding Shares, which rose from 150,700,000 Shares at December 31, 2024 to 178,600,000 at December 31, 2025, a result of 40,200,000 Shares (402 Baskets) being created and 12,300,000 Shares (123 Baskets) being redeemed during the year. There was also an increase in the price per ounce of gold which contributed to the increase in the Trust’s NAV, which rose 65.00% from $2,610.85 at December 31, 2024 (AM Auction Price) to $4,307.95 at December 31, 2025.

The NAV per Share increased 64.77% from $24.92 at December 31, 2024 to $41.06 at December 31, 2025. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $9,255,459 for the year, or 0.17% of the Trust’s ANAV.

The NAV per Share of $42.70 at December 24, 2025 was the highest during the year, compared with a low of $25.14 at January 6, 2025.

The increase in net assets from operations for the year ended December 31, 2025 was $2,653,692,212, resulting from a realized gain of $3,756,229 on the transfer of gold to pay expenses, a realized gain of $161,708,401 on gold distributed for the redemption of Shares and a change in unrealized gain on investment of gold of $2,497,483,041, offset by the Sponsor’s Fee of $9,255,459. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2025.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2025

	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,781	$2,115	$2,401	$2,958	$9,255
Total expenses	1,781	2,115	2,401	2,958	9,255

Net investment loss	(1,781)	(2,115)	(2,401)	(2,958)	(9,255)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	606	858	961	1,331	3,756
Realized gain on gold distributed for the redemption of Shares	28,901	75,537	39,403	17,867	161,708
Change in unrealized gain and loss on investment in gold	710,060	181,045	821,650	784,728	2,497,483
Change in unrealized gain and loss on unsettled creations or redemptions	—	—	12,244	(12,244)	—
Total gain/(loss) on investment in gold	739,567	257,440	874,258	791,682	2,662,947

Change in net assets from operations	$737,786	$255,325	$871,857	$788,724	$2,653,692

Net increase/(decrease) in net assets per Share	$4.82	$1.57	$5.24	$4.46	$16.11

Weighted average number of Shares	153,024,444	162,505,495	166,417,391	176,713,043	164,734,795

Year Ended December 31, 2024

	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,179	$1,321	$1,475	$1,621	$5,596
Total expenses	1,179	1,321	1,475	1,621	5,596

Net investment loss	(1,179)	(1,321)	(1,475)	(1,621)	(5,596)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	241	369	432	562	1,604
Realized gain on gold distributed for the redemption of Shares	19,829	5,885	5,234	22,359	53,307
Change in unrealized gain and loss on investment in gold	157,687	149,427	406,988	(52,778)	661,324
Change in unrealized gain and loss on unsettled creations or redemptions	104	(104)	—	—	—
Total (loss)/gain on investment in gold	177,861	155,577	412,654	(29,857)	716,235

Change in net assets from operations	$176,682	$154,256	$411,179	$(31,478)	$710,639

Net increase in net assets per Share	$1.27	$1.10	$2.84	$(0.21)	$4.94

Weighted average number of Shares	139,314,286	140,829,670	144,607,609	150,166,304	143,749,454

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2025, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2025. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025.

Report of Independent Registered Public Accounting Firm

Item 9B. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the year ended December 31, 2025.

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

Steven Dunn – President and Chief Executive Officer

Steven Dunn, CIMA®, is the Head of US Wealth Management at Aberdeen Investments Mr. Dunn also guides the firm’s strategic direction and distribution strategy for ETFs. Previously, he was a Director with Deutsche Asset and Wealth Management in charge of managing relationships with US ETF Strategists and overseeing the Eastern Division sales team. Prior to that, Mr. Dunn was a consultant at Brandywine Global Investment Management and has also held sales and distribution strategy positions at iShares, Blackrock and Vanguard. Mr. Dunn holds a B.A. degree in Public Administration from Shippensburg University of Pennsylvania and has completed his MBA at Pennsylvania State University. He holds the Series 7, 24, and 63 registrations as well as the Certified Investment Management Analyst® (CIMA®).

Sharon Ferrari – Chief Financial Officer and Treasurer

Sharon Ferrari is currently a Director, Product Management at abrdn Inc. (the parent company of the Sponser). Sharon joined abrdn Inc. in 2008. Prior to working at abrdn Inc., Sharon worked at Delaware Investments for about 3 years and began her career at SEI Investments. Ms. Ferrari holds a BS in Business Administration from University of Pittsburgh and a MBA from Villanova University.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
Audit fees – KPMG	$80,000	$94,000
Audit related fees – KPMG	—	—
	$80,000	$94,000

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description

4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158221 on September 1, 2009

4.1(b)	Amendment to the Depositary Trust Agreement incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-234637 on November 12, 2019

4.1(c)	Second Amendment to the Depositary Trust Agreement incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on December 6, 2018

4.1(d)	Third Amendment to the Depository Trust Agreement incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on June 13, 2019

4.1(e)	Fourth Amendment to the Depository Trust Agreement incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

4.1(f)	Fifth Amendment to the Depository Trust Agreement incorporated by reference to Exhibit 4.1 filed on Form 8-K on May 28, 2024

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with the Trust's Annual Report on Form 10-K on February 28, 2025.

4.3	Certificate of Beneficial Interest, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158221 on September 1, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on May 28, 2024

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on May 28, 2024

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158221 on September 1, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158221 on September 1, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement incorporated by reference to Exhibit 10.4(b) filed with the Trust’s Annual Report on Form 10-K on February 28, 2019.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy for Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 97.1 filed with the Trust’s Annual Report of Form 10-K on February 29, 2024.

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABRDN GOLD ETF TRUST

Financial Statements as of December 31, 2025
Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Statements of Assets and Liabilities at December 31, 2025 and 2024	F-4

Schedules of Investments at December 31, 2025 and 2024	F-5

Statements of Operations for the y ears ended December 31, 2025, 2024 and 2023	F-6

Statements of Changes in Net Assets for the y ears ended December 31, 2025, 2024, 2023	F-7

Financial Highlights for the y ears ended December 31, 2025, 2024 and 2023	F-8

Notes to the Financial Statements	F-9

KPMG LLP

Suite 4000

1735 Market Street

Philadelphia, PA 19103-7501

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
abrdn Gold ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited abrdn Gold ETF Trust's  (the Trust) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments as of December 31, 2025 and December 31, 2024, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the financial statements), and our report dated March 2, 2026 expressed an unqualified opinion on those financial statements.

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

KPMG LLP, a Delaware limited liability partnership, and its subsidiaries are part of the KPMG global organization of independent member firms affiliated with KPMG International Limited, a private English company limited by guarantee.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Philadelphia, Pennsylvania

March 2, 2026

abrdn Gold ETF Trust

Statements of Assets and Liabilities

At December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: December 31, 2025: $3,555,799; December 31, 2024: $2,476,303)	$7,333,647	$3,756,668
Total assets	7,333,647	3,756,668

LIABILITIES
Fees payable to Sponsor	1,057	548
Total liabilities	1,057	548

NET ASSETS(1)	$7,332,590	$3,756,120

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at December 31, 2025 were 178,600,000 and at December 31, 2024 were 150,700,000. Net asset values per Share at December 31, 2025 and December 31, 2024 were $41.06 and $24.92, respectively.

See Notes to the Financial Statements

abrdn Gold ETF Trust

Schedules of Investments

At December 31, 2025 and 2024

	December 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,702,351.9	$3,555,799	$7,333,647	100.01%
Total investment in gold	1,702,351.9	$3,555,799	$7,333,647	100.01%
Less liabilities			(1,057)	(0.01)%
Net Assets			$7,332,590	100.00%

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,438,867.8	$2,476,303	$3,756,668	100.01%
Total investment in gold	1,438,867.8	$2,476,303	$3,756,668	100.01%
Less liabilities			(548)	(0.01)%
Net Assets			$3,756,120	100.00%

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Operations

For the years ended December 31, 2025, 2024, and 2023

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$9,255	$5,596	$4,544
Total expenses	9,255	5,596	4,544
Net investment loss	(9,255)	(5,596)	(4,544)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	3,756	1,604	723
Realized gain on gold distributed for the redemption of Shares	161,708	53,307	41,270
Change in unrealized gain on investment in gold	2,497,483	661,324	308,294
Total gain on investment in gold	2,662,947	716,235	350,287

Change in net assets from operations	$2,653,692	$710,639	$345,743

Net increase in net assets per Share	$16.11	$4.94	$2.41

Weighted average number of Shares	164,734,795	143,749,454	143,583,562

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2025, 2024 and 2023

	Year Ended December 31, 2025
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2025	150,700,000	$3,756,120
Net investment loss		(9,255)
Realized gain on investment in gold		165,464
Change in unrealized gain on investment in gold		2,497,483
Creations	40,200,000	1,302,653
Redemptions	(12,300,000)	(379,875)
Closing balance at December 31, 2025	178,600,000	$7,332,590

	Year Ended December 31, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2024	142,200,000	$2,826,258
Net investment loss		(5,596)
Realized gain on investment in gold		54,911
Change in unrealized gain on investment in gold		661,324
Creations	17,600,000	416,212
Redemptions	(9,100,000)	(196,989)
Closing balance at December 31, 2024	150,700,000	$3,756,120

	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2023	140,600,000	$2,442,783
Net investment loss		(4,544)
Realized gain on investment in gold		41,993
Change in unrealized gain on investment in gold		308,294
Creations	15,800,000	297,378
Redemptions	(14,200,000)	(259,646)
Closing balance at December 31, 2023	142,200,000	$2,826,258

See Notes to the Financial Statements

abrdn Gold ETF Trust

Financial Highlights

For the years ended December 31, 2025, 2024 and 2023

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Per Share Performance (for a Share outstanding throughout the entire period)(1)
Net asset value per Share at beginning of period	$24.92	$19.88	$17.37
Income from investment operations:
Net investment loss	(0.06)	(0.04)	(0.03)
Total realized and unrealized gains or losses on investment in gold	16.20	5.08	2.54
Change in net assets from operations	16.14	5.04	2.51

Net asset value per Share at end of period	$41.06	$24.92	$19.88

Weighted average number of Shares(1)	164,734,795	143,749,454	143,583,562

Expense ratio	0.17%	0.17%	0.17%

Net investment loss ratio	(0.17)%	(0.17)%	(0.17)%

Total return, net asset value	64.77%	25.35%	14.45%

See Notes to the Financial Statements

abrdn Gold ETF Trust

Notes to the Financial Statements

1.	Organization

The abrdn Gold ETF Trust (the “Trust”) is a common law trust formed on September 1, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds gold and issues abrdn Physical Gold Shares ETF (“Shares”) in minimum blocks of 100,000 Shares (also referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc., which is a wholly-owned indirect subsidiary of Aberdeen Group plc. The Trust is governed by the Trust Agreement.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2025	December 31, 2024
Level 1 Investment in gold	$7,333,647	$3,756,668

There were no transfers between levels during the years ended December 31, 2025 and 2024.

abrdn Gold ETF Trust

Notes to the Financial Statements

2.3.	Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within one business day of the trade date. At December 31, 2025, the Trust had no gold receivable or payable for the creation or redemption of Shares. At December 31, 2024, the Trust had no gold receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2025 or December 31, 2024.

abrdn Gold ETF Trust

Notes to the Financial Statements

2.6.	Investment in Gold

Changes in ounces of gold and their respective values for the years ended December 31, 2025 and 2024 are set out below:

	Year Ended December 31, 2025	Year Ended December 31, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,438,867.8	1,360,020.7
Creations	383,467.5	168,136.1
Redemptions	(117,346.5)	(86,966.1)
Transfers of gold to pay expenses	(2,636.9)	(2,322.9)
Closing balance	1,702,351.9	1,438,867.8

Investment in gold
Opening balance	$3,756,668	$2,826,667
Creations	1,302,653	416,212
Redemptions	(379,875)	(196,989)
Realized gain on gold distributed for the redemption of Shares	161,708	53,307
Transfers of gold to pay expenses	(8,746)	(5,457)
Realized gain on gold transferred to pay expenses	3,756	1,604
Change in unrealized gain on investment in gold	2,497,483	661,324
Closing balance	$7,333,647	$3,756,668

2.7.	Expenses / Realized Gains / Losses

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

For the years ended December 31, 2025, 2024 and 2023, the Sponsor’s Fee was the Sponsor, was $9,255,459, $5,595,961 and $4,543,699, respectively.

At December 31, 2025 and at December 31, 2024, the fees payable to the Sponsor were $1,056,687 and $548,448, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2025 and 2024.

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

Adoption of the new standard impacted disclosures only and did not affect the Trust’s financial position nor the results of its operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity’s chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Chief Financial Officer of the Sponsor acts as the Trust’s CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust’s asset allocation is managed in accordance with its Prospectus. The Trust operates as a single operating and reporting segment pursuant to its investment objective and principal investment strategy. The Trust’s prospectus describes the Trust’s fees, investment objective, principal investment strategy and principal risks, among other items. The Trust’s portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust’s financial statements. The accompanying financial statements detail the Trust’s segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the Trust’s Statement of Assets and Liabilities as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

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

abrdn ETFs Sponsor LLC

Date: March 2, 2026	/s/ Steven Dunn*
Steven Dunn**
President and Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2026	/s/ Sharon Ferrari*
Sharon Ferrari**
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.

**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.

Exhibit Index

Exhibit No.	Description
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).