Form 10-Q
period 2026-03-31
abrdn Gold ETF Trust
filed 2026-05-08
CIK 1450923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

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

As of May 7, 2026 abrdn Gold ETF Trust had 178,800,000 abrdn Physical Gold Shares ETF outstanding.

abrdn Gold ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

abrdn Gold ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2026 (Unaudited) and December 31, 2025

	March 31, 2026	December 31, 2025
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: March 31, 2026: $3,681,254; December 31, 2025: $3,555,799)	$7,868,101	$7,333,647
Total assets	7,868,101	7,333,647

LIABILITIES
Fees payable to Sponsor	1,148	1,057
Total liabilities	1,148	1,057

NET ASSETS(1)	$7,866,953	$7,332,590

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at March 31, 2026 were 179,200,000 and at December 31, 2025 were 178,600,000. Net asset values per Share at March 31, 2026 and December 31, 2025 were $43.90 and $41.06, respectively.

See Notes to the Financial Statements

abrdn Gold ETF Trust

Schedules of Investments

At March 31, 2026 (Unaudited) and December 31, 2025

	March 31, 2026
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,707,357.5	$3,681,254	$7,868,101	100.01%
Total investment in gold	1,707,357.5	$3,681,254	$7,868,101	100.01%
Less liabilities			(1,148)	(0.01)%
Net Assets			$7,866,953	100.00%

	December 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,702,351.9	$3,555,799	$7,333,647	100.01%
Total investment in gold	1,702,351.9	$3,555,799	$7,333,647	100.01%
Less liabilities			(1,057)	(0.01)%
Net Assets			$7,332,590	100.00%

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$3,447	$1,781
Total expenses	3,447	1,781

Net investment loss	(3,447)	(1,781)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	1,831	606
Realized gain on gold distributed for the redemption of Shares	89,676	28,901
Change in unrealized gain on investment in gold	409,000	710,060
Total gain on investment in gold	500,507	739,567

Change in net assets from operations	$497,060	$737,786

Net increase / (decrease) in net assets per Share	$2.75	$4.82

Weighted average number of Shares	180,600,000	153,024,444

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31, 2026
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2026	178,600,000	$7,332,590
Net investment loss		(3,447)
Realized gain on investment in gold		91,507
Change in unrealized gain on investment in gold		409,000
Creations	4,200,000	200,744
Redemptions	(3,600,000)	(163,441)
Closing balance at March 31, 2026	179,200,000	$7,866,953

	Three Months Ended March 31, 2025
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2025	150,700,000	$3,756,120
Net investment loss		(1,781)
Realized gain on investment in gold		29,507
Change in unrealized gain on investment in gold		710,060
Creations	13,800,000	388,105
Redemptions	(2,800,000)	(75,344)
Closing balance at March 31, 2025	161,700,000	$4,806,667

See Notes to the Financial Statements

abrdn Gold ETF Trust

Financial Highlights (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$41.06	$24.92
Income from investment operations:
Net investment loss	(0.02)	(0.01)
Total realized and unrealized gains or losses on investment in gold	2.86	4.82
Change in net assets from operations	2.84	4.81

Net asset value per Share at end of period	$43.90	$29.73

Weighted average number of Shares	180,600,000	153,024,444

Expense ratio(1)	0.17%	0.17%

Net investment loss ratio(1)	(0.17)%	(0.17)%

Total return, net asset value(2)	6.92%	19.30%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2026, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year.

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

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

At March 31, 2026, all of the Trust’s gold was held at ICBC.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2026	December 31, 2025

Level 1
Investment in gold	$7,868,101	$7,333,647

There were no transfers between levels during the three months ended March 31, 2026 or the year ended December 31, 2025.

2.3.	Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within one business day of the trade date. At March 31, 2026, the Trust had no gold receivable or payable for the creation or redemption of Shares. At December 31, 2025, the Trust had no gold receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2026 or December 31, 2025.

2.6.	Investment in Gold

Changes in ounces of gold and their respective values for the three months ended March 31, 2026 and 2025 are set out below:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,702,351.9	1,438,867.8
Creations	40,020.3	131,701.2
Redemptions	(34,296.6)	(26,724.9)
Transfers of gold to pay expenses	(718.1)	(605.1)
Closing balance	1,707,357.5	1,543,239.0

Investment in gold
Opening balance	$7,333,647	$3,756,668
Creations	200,744	388,105
Redemptions	(163,441)	(75,344)
Realized gain on gold distributed for the redemption of Shares	89,676	28,901
Transfers of gold to pay expenses	(3,356)	(1,652)
Realized gain on gold transferred to pay expenses	1,831	606

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Change in unrealized gain on investment in gold	409,000	710,060
Closing balance	$7,868,101	$4,807,344

2.7.	Expenses / Realized Gains / Losses

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

For the three months ended March 31, 2026 and 2025, the Sponsor’s Fee was $3,446,914 and $1,780,514, respectively.

At March 31, 2026 and at December 31, 2025, the fees payable to the Sponsor were $1,148,115 and $1,056,687, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2026 and 2025.

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

The Quarter Ended March 31, 2026

The Trust’s NAV increased from $7,332,589,978 at December 31, 2025 to $7,866,952,936 at March 31, 2026, an 7.29% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, which rose 6.97% from $4,307.95 at December 31, 2025 to $4,608.35 at March 31, 2026, and an increase in outstanding Shares, which rose from 178,600,000 at December 31, 2025 to 179,200,000 at March 31, 2026 as a result of 4,200,000 Shares (42 Baskets) being created and 3,600,000 Shares (36 Baskets) being redeemed during the quarter.

The NAV per Share increased 6.92% from $41.06 at December 31, 2025 to $43.90 at March 31, 2026. The Trust’s NAV per Share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $3,446,914 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $51.50 at January 29, 2026 was the highest during the quarter, compared with a low of $41.48 at January 2, 2026.

The increase in net assets from operations for the quarter ended March 31, 2026 was $497,059,823 resulting from a realized gain of $1,831,098 on the transfer of gold to pay expenses, a realized gain of $89,675,639 on gold distributed for the redemption of Shares, and a change in unrealized gain on investment in gold of $409,000,000 offset by the Sponsor’s Fee of $3,446,914. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2026.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2026, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2026, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s quarter ended March 31, 2026. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2026:

42 Baskets were created.

36 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
January 2026	-	-	-
February 2026	-	-	-
March 2026	36	3,600,000	0.0095
	36	3,600,000	0.0095

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended March 31, 2026.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).

abrdn Gold ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: May 8, 2026	/s/ Steven Dunn *
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	/s/ Sharon Ferrari *
Sharon Ferrari **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.

**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.