Form 10-Q
period 2026-06-30
abrdn Gold ETF Trust
filed 2026-08-07
CIK 1450923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_________________ to_________________

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

As of August 5, 2026, abrdn Gold ETF Trust had 175,500,000 abrdn Physical Gold Shares ETF outstanding.

abrdn Gold ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

abrdn Gold ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2026 (Unaudited) and December 31, 2025

	June 30, 2026	December 31, 2025
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: June 30, 2026: $3,641,314; December 31, 2025: $3,555,799)	$6,744,426	$7,333,647
Total assets	6,744,426	7,333,647

LIABILITIES
Fees payable to Sponsor	949	1,057
Total liabilities	949	1,057

NET ASSETS(1)	$6,743,477	$7,332,590

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at June 30, 2026 were 175,900,000 and at December 31, 2025 were 178,600,000. Net asset values per Share at June 30, 2026 and December 31, 2025 were $38.34 and $41.06, respectively.

See Notes to the Financial Statements

abrdn Gold ETF Trust

Schedules of Investments

At June 30, 2026 (Unaudited) and December 31, 2025

	June 30, 2026
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,675,196.7	$3,641,314	$6,744,426	100.01%
Total investment in gold	1,675,196.7	$3,641,314	$6,744,426	100.01%
Less liabilities			(949)	(0.01)%
Net Assets			$6,743,477	100.00%

	December 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,702,351.9	$3,555,799	$7,333,647	100.01%
Total investment in gold	1,702,351.9	$3,555,799	$7,333,647	100.01%
Less liabilities			(1,057)	(0.01)%
Net Assets			$7,332,590	100.00%

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$3,272	$2,115	$6,719	$3,895
Total expenses	3,272	2,115	6,719	3,895

Net investment loss	(3,272)	(2,115)	(6,719)	(3,895)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	1,881	858	3,712	1,464
Realized gain on gold distributed for the redemption of Shares	95,898	75,537	185,574	104,438
Change in unrealized (loss) / gain on investment in gold	(1,083,735)	181,045	(674,736)	891,106
Total (loss)/gain on investment in gold	(985,956)	257,440	(485,450)	997,008

Change in net assets from operations	$(989,228)	$255,325	$(492,169)	$993,113

Net increase / (decrease) in net assets per Share	$(5.54)	$1.57	$(2.74)	$6.29

Weighted average number of Shares	178,468,132	162,505,495	179,528,177	157,791,160

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	179,200,000	$7,866,953	161,700,000	$4,806,667
Net investment loss		(3,272)		(2,115)
Realized gain on investment in gold		97,779		76,395
Change in unrealized (loss)/gain on investment in gold		(1,083,735)		181,045
Creations	1,300,000	56,776	9,100,000	287,260
Redemptions	(4,600,000)	(191,024)	(6,000,000)	(181,589)
Closing balance	175,900,000	$6,743,477	164,800,000	$5,167,663

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	178,600,000	$7,332,590	150,700,000	$3,756,120
Net investment loss		(6,719)		(3,895)
Realized gain on investment in gold		189,286		105,902
Change in unrealized (loss)/gain on investment in gold		(674,736)		891,106
Creations	5,500,000	257,520	22,900,000	675,364
Redemptions	(8,200,000)	(354,464)	(8,800,000)	(256,934)
Closing balance	175,900,000	$6,743,477	164,800,000	$5,167,663

See Notes to the Financial Statements

abrdn Gold ETF Trust

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$43.90	$29.73	$41.06	$24.92
Income from investment operations:
Net investment loss	(0.02)	(0.01)	(0.04)	(0.02)
Total realized and unrealized gains or losses on investment in gold	(5.54)	1.64	(2.68)	6.46
Change in net assets from operations	(5.56)	1.63	(2.72)	6.44

Net asset value per Share at end of period	$38.34	$31.36	$38.34	$31.36

Weighted average number of Shares	178,468,132	162,505,495	179,528,177	157,791,160

Expense ratio(1)	0.17%	0.17%	0.17%	0.17%

Net investment loss ratio(1)	(0.17)%	(0.17)%	(0.17)%	(0.17)%

Total return, net asset value(2)	(12.67)%	5.48%	(6.62)%	25.84%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2026, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year.

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

At June 30, 2026, all of the Trust’s gold was held at ICBC.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2026	December 31, 2025

Level 1
Investment in gold	$6,744,426	$7,333,647

There were no transfers between levels during the six months ended June 30, 2026 or the year ended December 31, 2025.

2.3.	Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within one business day of the trade date. At June 30, 2026, the Trust had no gold receivable or payable for the creation or redemption of Shares. At December 31, 2025, the Trust had no gold receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2026 or December 31, 2025.

2.6.	Investment in Gold

Changes in ounces of gold and their respective values for the three and six months ended June 30, 2026 and 2025 are set out below:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,707,357.5	1,543,239.0
Creations	12,382.8	86,818.8
Redemptions	(43,809.0)	(57,246.5)
Transfers of gold to pay expenses	(734.6)	(657.6)
Closing balance	1,675,196.7	1,572,153.7

Investment in gold
Opening balance	$7,868,101	$4,807,344
Creations	56,776	287,260
Redemptions	(191,024)	(181,589)
Realized gain on gold distributed for the redemption of Shares	95,898	75,537
Transfers of gold to pay expenses	(3,471)	(2,078)
Realized gain on gold transferred to pay expenses	1,881	858
Change in unrealized (loss) / gain on investment in gold	(1,083,735)	181,045
Closing balance	$6,744,426	$5,168,377

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,702,351.9	1,438,867.8
Creations	52,403.1	218,519.9
Redemptions	(78,105.5)	(83,971.3)
Transfers of gold to pay expenses	(1,452.8)	(1,262.7)
Closing balance	1,675,196.7	1,572,153.7

Investment in gold
Opening balance	$7,333,647	$3,756,668
Creations	257,520	675,364
Redemptions	(354,464)	(256,934)
Realized gain on gold distributed for the redemption of Shares	185,574	104,438
Transfers of gold to pay expenses	(6,827)	(3,729)
Realized gain on gold transferred to pay expenses	3,712	1,464
Change in unrealized (loss) / gain on investment in gold	(674,736)	891,106
Closing balance	$6,744,426	$5,168,377

2.7.	Expenses / Realized Gains / Losses

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

For the three months ended June 30, 2026 and 2025, the Sponsor’s Fee was $3,272,416 and $2,114,816, respectively. For the six months ended June 30, 2026 and 2025, the Sponsor’s Fee was $6,719,329 and $3,895,330, respectively.

At June 30, 2026 and at December 31, 2025, the fees payable to the Sponsor were $948,862 and $1,056,687, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2026 and 2025.

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

The Quarter Ended June 30, 2026

The Trust’s NAV decreased from $7,866,952,936 at March 31, 2026 to $6,743,476,808 at June 30, 2026, a 14.28% decrease for the quarter. The change in the Trust’s NAV resulted from a decrease in the price per ounce of gold, which fell 12.64% from $4,608.35 at March 31, 2026 to $4,026.05 at June 30, 2026, and a decrease in outstanding Shares, which fell from 179,200,000 at March 31, 2026 to 175,900,000 at June 30, 2026 as a result of 1,300,000 Shares (13 Baskets) being created and 4,600,000 Shares (46 Baskets) being redeemed during the quarter.

The NAV per Share decreased 12.67% from $43.90 at March 31, 2026 to $38.34 at June 30, 2026. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $3,272,416 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $46.39 at April 17, 2026 was the highest during the quarter, compared with a low of $38.11 at June 25, 2026.

The decrease in net assets from operations for the quarter ended June 30, 2026 was $ 989,228,618 resulting from a change in unrealized loss on investment in gold of $1,083,735,703 and the Sponsor’s Fee of $3,272,416, offset by a realized gain of $1,880,689 on the transfer of gold to pay expenses and a realized gain of $95,898,812 on gold distributed for the redemption of Shares. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2026.

The Six Months Ended June 30, 2026

The Trust’s NAV decreased from $7,332,589,978 at December 31, 2025 to $6,743,476,808 at June 30, 2026, an 8.03% decrease for the period. The change in the Trust’s NAV resulted from a decrease in the price per ounce of gold, which fell 6.54% from $4,307.95 at December 31, 2025 to $4,026.05 at June 30, 2026, and a decrease in outstanding Shares, which fell from 178,600,000 at December 31, 2025 to 175,900,000 at June 30, 2026 as a result of 5,500,000 Shares (55 Baskets) being created and 8,200,000 Shares (82 Baskets) being redeemed during the period.

The NAV per Share decreased 6.62% from $41.06 at December 31, 2025 to $38.34 at June 30, 2026. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $6,719,329 for the period, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $51.50 at January 29, 2026 was the highest during the period, compared with a low of $38.11 at June 25, 2026.

The decrease in net assets from operations for the period ended June 30, 2026 was $492,168,793 resulting from a change in unrealized loss on investment in gold of $674,735,702 and the Sponsor’s Fee of $6,719,329, offset by a realized gain of $3,711,787 on the transfer of gold to pay expenses and a realized gain of $185,574,451 on gold distributed for the redemption of Shares. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2026.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2026, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2026, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s quarter ended June 30, 2026. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2026:

13 Baskets were created.

46 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
April 2026	7	700,000	0.0095
May 2026	14	1,400,000	0.0095
June 2026	25	2,500,000	0.0095
	46	4,600,000	0.0095

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended June 30, 2026.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

abrdn Gold ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 7, 2026	/s/ Steven Dunn *
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	/s/ Sharon Ferrari *
Sharon Ferrari **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.