Form 10-Q
period 2026-09-30
abrdn Gold ETF Trust
filed 2026-11-06
CIK 1450923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from________________to________________

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

As of November 5, 2026, abrdn Gold ETF Trust had 179,300,000 abrdn Physical Gold Shares ETF outstanding.

abrdn Gold ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

abrdn Gold ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2026 (Unaudited) and December 31, 2025

	September 30, 2026	December 31, 2025
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: September 30, 2026: $3,850,062; December 31, 2025: $3,555,799)	$7,168,041	$7,333,647
Total assets	7,168,041	7,333,647

LIABILITIES
Fees payable to Sponsor	998	1,057
Total liabilities	998	1,057

NET ASSETS(1)	$7,167,043	$7,332,590

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at September 30, 2026 were 180,300,000 and at December 31, 2025 were 178,600,000. Net asset values per Share at September 30, 2026 and December 31, 2025 were $39.75 and $41.06, respectively.

See Notes to the Financial Statements

abrdn Gold ETF Trust

Schedules of Investments

At September 30, 2026 (Unaudited) and December 31, 2025

	September 30, 2026
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,716,361.6	$3,850,062	$7,168,041	100.01%
Total investment in gold	1,716,361.6	$3,850,062	$7,168,041	100.01%
Less liabilities			(998)	(0.01)%
Net Assets			$7,167,043	100.00%

	December 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000’s of US$, except for oz and percentage data)
Gold	1,702,351.9	$3,555,799	$7,333,647	100.01%
Total investment in gold	1,702,351.9	$3,555,799	$7,333,647	100.01%
Less liabilities			(1,057)	(0.01)%
Net Assets			$7,332,590	100.00%

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$3,098	$2,401	$9,817	$6,296
Total expenses	3,098	2,401	9,817	6,296

Net investment loss	(3,098)	(2,401)	(9,817)	(6,296)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	1,472	961	5,184	2,425
Realized gain on gold distributed for the redemption of Shares	24,064	39,403	209,638	143,841
Change in unrealized gain / (loss) on investment in gold	214,867	821,650	(459,869)	1,712,756
Change in unrealized gain on unsettled creations or redemptions	—	12,244	—	12,244
Total gain/(loss) on investment in gold	240,403	874,258	(245,047)	1,871,266

Change in net assets from operations	$237,305	$871,857	$(254,864)	$1,864,970

Net increase / (decrease) in net assets per Share	$1.34	$5.24	$(1.43)	$11.61

Weighted average number of Shares	177,042,391	166,417,391	178,690,476	160,698,168

See Notes to the Financial Statements

abrdn Gold ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	175,900,000	$6,743,477	164,800,000	$5,167,663
Net investment loss		(3,098)		(2,401)
Realized gain on investment in gold		25,536		40,364
Change in unrealized gain on investment in gold		214,867		821,650
Creations	5,700,000	237,232	8,900,000	300,434
Redemptions	(1,300,000)	(50,971)	(2,600,000)	(87,387)
Closing balance	180,300,000	$7,167,043	171,100,000	$6,240,323

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	178,600,000	$7,332,590	150,700,000	$3,756,120
Net investment loss		(9,817)		(6,296)
Realized gain on investment in gold		214,822		146,266
Change in unrealized (loss)/gain on investment in gold		(459,869)		1,712,756
Creations	11,200,000	494,752	31,800,000	975,798
Redemptions	(9,500,000)	(405,435)	(11,400,000)	(344,321)
Closing balance	180,300,000	$7,167,043	171,100,000	$6,240,323

See Notes to the Financial Statements

abrdn Gold ETF Trust

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$38.34	$31.36	$41.06	$24.92
Income from investment operations:
Net investment loss	(0.02)	(0.01)	(0.05)	(0.04)
Total realized and unrealized gains or losses on investment in gold	1.43	5.12	(1.26)	11.59
Change in net assets from operations	1.41	5.11	(1.31)	11.55

Net asset value per Share at end of period	$39.75	$36.47	$39.75	$36.47

Weighted average number of Shares	177,042,391	166,417,391	178,690,476	160,698,168

Expense ratio(1)	0.17%	0.17%	0.17%	0.17%

Net investment loss ratio(1)	(0.17)%	(0.17)%	(0.17)%	(0.17)%

Total return, net asset value(2)	3.68%	16.29%	(3.19)%	46.35%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2026, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year.

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

At September 30, 2026, all of the Trust’s gold was held at ICBC.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2026	December 31, 2025
Level 1
Investment in gold	$7,168,041	$7,333,647

There were no transfers between levels during the nine months ended September 30, 2026 or the year ended December 31, 2025.

2.3.	Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of gold is transferred within one business day of the trade date. At September 30, 2026, the Trust had no gold receivable or payable for the creation or redemption of Shares. At December 31, 2025, the Trust had no gold receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2026 or December 31, 2025.

2.6.	Investment in Gold

Changes in ounces of gold and their respective values for the three and nine months ended September 30, 2026 and 2025 are set out below:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,675,196.7	1,572,153.7
Creations	54,263.0	84,868.0
Redemptions	(12,378.6)	(18,121.1)
Transfers of gold to pay expenses	(719.5)	(671.7)
Closing balance	1,716,361.6	1,638,228.9

Investment in gold
Opening balance	$6,744,426	$5,168,377
Creations	237,232	300,434
Redemptions	(50,971)	(61,857)
Realized gain on gold distributed for the redemption of Shares	24,064	39,403
Transfers of gold to pay expenses	(3,049)	(2,251)
Realized gain on gold transferred to pay expenses	1,472	961
Change in unrealized gain on investment in gold	214,867	821,650
Closing balance	$7,168,041	$6,266,717

abrdn Gold ETF Trust

Notes to the Financial Statements (Unaudited)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of gold
Opening balance	1,702,351.9	1,438,867.8
Creations	106,666.0	303,387.9
Redemptions	(90,484.1)	(102,092.4)
Transfers of gold to pay expenses	(2,172.2)	(1,934.4)
Closing balance	1,716,361.6	1,638,228.9

Investment in gold
Opening balance	$7,333,647	$3,756,668
Creations	494,752	975,799
Redemptions	(405,435)	(318,791)
Realized gain on gold distributed for the redemption of Shares	209,638	143,841
Transfers of gold to pay expenses	(9,876)	(5,981)
Realized gain on gold transferred to pay expenses	5,184	2,425
Change in unrealized (loss) / gain on investment in gold	(459,869)	1,712,756
Closing balance	$7,168,041	$6,266,717

2.7.	Expenses / Realized Gains / Losses

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

Notes to the Financial Statements (Unaudited)

For the three months ended September 30, 2026 and 2025, the Sponsor's Fee was $3,098,084 and $2,400,923, respectively. For the nine months ended September 30, 2026 and 2025, the Sponsor's Fee was $9,817,413 and $6,296,252, respectively.

At September 30, 2026 and at December 31, 2025, the fees payable to the Sponsor were $997,555 and $1,056,687, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust's gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust's holdings of assets other than gold. Other than the Sponsor's Fee, the Trust had no expenses during the three and nine months ended September 30, 2026 and 2025.

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

Shares of the Trust trade on the NYSE Arca, Inc. ("NYSE Arca") under the symbol “SGOL”.

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

The Quarter Ended September 30, 2026

The Trust’s NAV increased from $6,743,476,808 at June 30, 2026 to $7,167,043,311 at September 30, 2026, a 6.28% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of gold, which rose 3.73% from $4,026.05 at June 30, 2026 to $4,176.30 at September 30, 2026, and an increase in outstanding Shares, which rose from 175,900,000 at June 30, 2026 to 180,300,000 at September 30, 2026 as a result of 5,700,000 Shares (57 Baskets) being created and 1,300,000 Shares (13 Baskets) being redeemed during the quarter.

The NAV per Share increased 3.68% from $38.34 at June 30, 2026 to $39.75 at September 30, 2026. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $3,098,084 for the quarter, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $44.40 at August 24, 2026 was the highest during the quarter, compared with a low of $38.02 at July 16, 2026.

The increase in net assets from operations for the quarter ended September 30, 2026 was $237,304,327 resulting from a realized gain of $1,471,733 on the transfer of gold to pay expenses, a realized gain of $24,063,768 on gold distributed for the redemption of Shares and a change in unrealized gain on investment in gold of $214,866,910, offset by the Sponsor's Fee of $3,098,084. Other than the Sponsor's Fee, the Trust had no expenses during the quarter ended September 30, 2026.

The Nine Months Ended September 30, 2026

The Trust’s NAV decreased from $7,332,589,978 at December 31, 2025 to $7,167,043,311 at September 30, 2026, a 2.26% decrease for the period. The change in the Trust’s NAV resulted from a decrease in the price per ounce of gold, which fell 3.06% from $4,307.95 at December 31, 2025 to $4,176.30 at September 30, 2026, and an increase in outstanding Shares, which rose from 178,600,000 at December 31, 2025 to 180,300,000 at September 30, 2026 as a result of 11,200,000 Shares (112 Baskets) being created and 9,500,000 Shares (95 Baskets) being redeemed during the period.

The NAV per Share decreased 3.19% from $41.06 at December 31, 2025 to $39.75 at September 30, 2026. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $9,817,413 for the period, or 0.17% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $51.50 at January 29, 2026 was the highest during the period, compared with a low of $38.02 at July 16, 2026.

The decrease in net assets from operations for the period ended September 30, 2026 was $254,864,466 resulting from a change in unrealized loss on investment in gold of $459,868,792 and the Sponsor’s Fee of $9,817,413, offset by a realized gain of $5,183,520 on the transfer of gold to pay expenses and a realized gain of $209,638,219 on gold distributed for the redemption of Shares. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2026.

Liquidity & Capital Resources

The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s Fee. The Trust's only source of liquidity is its transfers and sales of gold.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2026, the Trust did not have any cash balances.

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2026, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s quarter ended September 30, 2026. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2026:

57 Baskets were created.

13 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
July 2026	13	1,300,000	0.0095
August 2026	—	—	—
September 2026	—	—	—
	13	1,300,000	0.0095

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended September 30, 2026.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

abrdn Gold ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: November 6, 2026	/s/ Steven Dunn *
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	/s/ Sharon Ferrari *
Sharon Ferrari **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor's offices and will be made available for inspection upon request.

**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.